Form 10-Q
period 2025-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2025-11-06
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Common Stock, $0.001 par value 49,121,159 shares outstanding as of October 31, 2025.

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2025 and September 30, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2025 and September 30, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2025 and September 30, 2024 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 5.	Other Information	58
Item 6.	Exhibits	59
SIGNATURES		60
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,088	$198,486
Restricted cash	79,206	29,430
Accounts receivable, net of allowance for credit losses of $6,406 and $9,762, respectively	95,853	96,934
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $12,076 and $16,915, respectively	87,924	83,085
Due from T-Mobile, Transition Services Agreement	231	62
Prepaid expenses and other current assets	69,467	74,104
Total current assets	479,769	482,101
Property and equipment:
Property and equipment	3,584,540	3,319,731
Accumulated depreciation and amortization	(1,871,828)	(1,655,564)
Total property and equipment, net	1,712,712	1,664,167
Right-of-use leased assets	318,701	324,315
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	11,699	13,029
Deposits and other assets	31,147	29,596
Due from T-Mobile, IP Transit Services Agreement, net of discount of $4,083 and $12,312, respectively	112,584	179,534
Due from T-Mobile, Purchase Agreement, net of discount of $4,455 and $5,755, respectively	23,659	22,360
Total assets	$3,148,271	$3,173,102
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,390	$39,805
Accrued and other current liabilities	129,021	134,609
Due to T-Mobile – Transition Services Agreement	18	525
Current maturities, operating lease liabilities	55,127	57,172
Finance lease obligations, current maturities	24,990	21,225
Total current liabilities	237,546	253,336
Senior secured 2026 notes, net of unamortized debt costs of $375 and discount of $499	—	499,126
Senior unsecured 2027 notes, net of unamortized debt costs of $1,436 and $2,013, respectively, and discounts of $5,041 and $7,053, respectively	743,523	740,934
Secured IPv4 notes, net of unamortized debt costs of $9,377 and $6,702, respectively	371,023	199,298
Senior secured 2032 notes, net of unamortized debt costs of $2,082	597,918	—
Operating lease liabilities, net of current maturities	278,761	302,004
Finance lease obligations, net of current maturities	576,851	517,161
Deferred income tax liabilities	351,544	398,266
Other long-term liabilities	30,275	40,129
Total liabilities	3,187,441	2,950,254
Commitments and contingencies:
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,121,159 and 49,034,925 shares issued and outstanding, respectively	49	49
Additional paid-in capital	637,710	629,829
Accumulated other comprehensive loss	(1,432)	(30,685)
Accumulated deficit	(675,497)	(376,345)
Total stockholders’ (deficit) equity	(39,170)	222,848
Total liabilities and stockholders’ (deficit) equity	$3,148,271	$3,173,102

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Service revenue	$241,949	$257,202
Operating expenses:
Network operations (including $570 and $469 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	131,677	161,552
Selling, general, and administrative (including $8,362 and $7,406 of equity-based compensation expense, respectively)	70,423	67,664
Depreciation and amortization	60,429	85,815
Total operating expenses	262,529	315,031
Gains on lease terminations and other	2,452	—
Operating loss	(18,128)	(57,829)
Interest expense, including change in valuation interest rate swap agreement	(43,369)	(26,877)
Interest income – IP Transit Services Agreement	3,904	5,438
Interest income – Purchase Agreement	441	409
Interest income (expense) and other, net	4,557	(1,153)
Loss before income taxes	(52,595)	(80,012)
Income tax benefit	11,051	16,900
Net loss	$(41,544)	$(63,112)

Comprehensive loss:
Net loss	$(41,544)	$(63,112)
Foreign currency translation adjustment	(236)	8,847
Comprehensive loss	$(41,780)	$(54,265)

Net loss per common share:
Basic net loss per common share	$(0.87)	$(1.33)
Diluted net loss per common share	$(0.87)	$(1.33)
Dividends declared per common share	$1.015	$0.985

Weighted-average common shares - basic	47,603,287	47,426,131

Weighted-average common shares - diluted	47,603,287	47,426,131

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine months Ended	Nine months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Service revenue	$735,242	$783,813
Operating expenses:
Network operations (including $1,566 and $1,204 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	406,608	486,657
Selling, general, and administrative (including $20,043 and $17,186 of equity-based compensation expense, respectively)	209,209	212,706
Acquisition costs – Sprint	—	21,407
Depreciation and amortization	211,756	230,747
Total operating expenses	827,573	951,517
Gains on lease terminations and other	2,452	3,332
Operating loss	(89,879)	(164,372)
Interest expense, including change in valuation interest rate swap agreement	(117,317)	(85,575)
Loss on debt extinguishment and redemption – 2026 notes	(5,606)	—
Gain on bargain purchase – Sprint	—	22,202
Interest income – IP Transit Services Agreement	12,888	18,702
Interest income – Purchase Agreement	1,299	331
Interest income and other, net	1,233	4,074
Loss before income taxes	(197,382)	(204,638)
Income tax benefit	45,989	43,881
Net loss	$(151,393)	$(160,757)

Comprehensive loss:
Net loss	$(151,393)	$(160,757)
Foreign currency translation adjustment	29,253	2,091
Comprehensive loss	$(122,140)	$(158,666)

Net loss per common share:
Basic net loss per common share	$(3.17)	$(3.39)
Diluted net loss per common share	$(3.17)	$(3.39)
Dividends declared per common share	$3.030	$2.925

Weighted-average common shares - basic	47,827,343	47,453,906

Weighted-average common shares - diluted	47,827,343	47,453,906

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(IN THOUSANDS)

	Nine months Ended	Nine months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(151,393)	$(160,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,756	230,747
Amortization of debt costs and discounts	4,252	2,364
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(14,187)	(19,033)
Equity-based compensation expense (net of amounts capitalized)	21,609	18,390
Loss on debt extinguishment and redemption – 2026 notes	5,606	—
Gain on bargain purchase – Sprint	—	(22,202)
Gains on finance lease terminations and other	(2,452)	(3,332)
Deferred income taxes	(46,722)	(66,902)
Changes in operating assets and liabilities:
Accounts receivable	1,081	35,910
Prepaid expenses and other current assets	(3,215)	(3,949)
Due to T-Mobile – Transition Services Agreement	(169)	(65,338)
Due from T-Mobile – Transition Services Agreement	(507)	4,514
Accounts payable, accrued liabilities and other long-term liabilities	(27,170)	32,785
Deposits and other assets	(3,076)	(6,374)
Net cash used in operating activities	(4,587)	(23,177)
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	75,000	179,167
Acquisition of Sprint – severance reimbursement	—	12,323
Purchases of property and equipment	(150,538)	(148,894)
Net cash (used in) provided by investing activities	(75,538)	42,596
Cash flows from financing activities:
Dividends paid	(147,759)	(140,992)
Purchases of common stock	(16,686)	(7,968)
Net proceeds from issuance of senior unsecured 2027 notes - net of discount of $6.8 million and debt costs of $1.4 million	—	291,879
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $4.0 million and $7.6 million, respectively	170,479	198,426
Net proceeds from issuance of senior secured 2032 notes - net of debt costs of $2.2 million	597,842	—
Debt extinguishment and redemption – 2026 notes	(505,000)	—
Proceeds from exercises of stock options	175	952
Settlement of finance lease – at a discount	—	(114,576)
Principal payments of finance lease obligations	(25,314)	(46,653)
Net cash provided by financing activities	73,737	181,068
Effect of exchange rates changes on cash	4,766	1,824
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,622)	202,311
Cash, cash equivalents and restricted cash, beginning of period	227,916	113,781
Cash, cash equivalents and restricted cash, end of period	$226,294	$316,092
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$107,665	$171,638

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

In addition to providing on-net services, the Company provides Internet access and private network services to customers that are not located in buildings directly connected to its network. The Company provides these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions, including the acquisition of Sprint Communications, now called Cogent Fiber LLC (as discussed below). The Company continues to support but does not actively sell these non-core services. In connection with the Company’s acquisition of Cogent Fiber LLC and pursuant to intercompany arrangements between Cogent Fiber LLC and the Company for use of wavelengths on the acquired Cogent Fiber LLC network, the Company began to provide optical wavelength services and optical transport services over a network that is generally independent of the Company’s legacy IP network. The Company is selling these wavelength services to its existing customers, customers of Cogent Fiber LLC and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the customers of the Cogent Fiber Business (as defined below) include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Cogent Fiber LLC, the Company expanded selling services to these larger “Enterprise” customers.

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

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and interest income of $1.3 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Severance reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million were recorded in the nine months ended September 30, 2024. These severance payments ended in the second quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement. TMUSA paid the Company $25.0 million and $25.0 million during the three months ended September 30, 2025 and 2024, respectively and paid the Company $75.0 million and $179.2 million during the nine months ended September 30, 2025 and 2024, respectively.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of Accounting Standards Update (“ASU”) No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $3.9 million and $5.4 million during the three months ended September 30, 2025 and 2024, respectively, and $12.9 million and $18.7 million during the nine months ended September 30, 2025 and 2024, respectively.

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

The Transition Services were generally intended to be provided for a period of up to two years following the Closing Date, although such period and could be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services were calculated using either a per service monthly were or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services were passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Cogent Fiber Business by T-Mobile were reimbursed at cost.

The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA were due 30 days from receipt of the related invoice. Amounts billed to the Company under the TSA were primarily for reimbursement at cost of payments to vendors of the Cogent Fiber Business until these vendors are fully transitioned to the Company. The amounts due from the Seller were primarily reimbursements for severance costs related to Cogent Fiber Business employees and services provided by the Company for the Seller.

During the three and nine months ended September 30, 2024, the Company was billed $3.0 million and $26.3 million as due to the Seller under the TSA, respectively. During the three and nine months ended September 30, 2024, the Company paid the Seller $3.7 million and $91.9 million, respectively, under the TSA. During the three and nine months ended September 30, 2025, the amounts billed and paid by the Seller to the Company under the TSA were not material. As of September 30, 2025, and December 31, 2024, the amounts owed by the Company to the Seller and the amounts owed by the Seller to the Company under the TSA were not material.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and nine months ended September 30, 2025, the Company billed and recorded revenue due from the Seller of $0.4 million and $2.1 million, respectively, under the Commercial Agreement. During the three and nine months ended September 30, 2024, the Company billed and recorded revenue due from the Seller of $4.1 million and $13.2 million, respectively, under the Commercial Agreement. As of September 30, 2025, and December 31, 2024, TMUSA owed $0.6 million and $2.6 million, respectively, to the Company under the Commercial Agreement. These amounts are recorded in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $12.4 million and $21.4 million for the three and nine months ended September 30, 2024, respectively. There were no acquisition-related costs incurred in the three or nine months ended September 30, 2025.

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

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This is primarily comprised of the legacy Sprint network and consisted of optical fiber, related equipment, and owned real estate that were valued using a combination of cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

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

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“ IPv4”) addresses and $16.0 million of acquired customer relationships. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and was $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. Future amortization expense of the customer relationships is $1.8 million per year for seven years.

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

Financial instruments

At September 30, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at September 30, 2025,

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $447.8 million;
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $298.5 million;
●	The fair value of the Company’s $600.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $583.5 million;
●	The fair value of the Company’s $206.0 million aggregate principal amount of 7.924% Existing IPv4 Notes (as defined below) was $213.0 million;
●	The fair value of the Company’s $174.4 million aggregate principal amount of 6.646% IPv4 New Notes (as defined below) was $174.5 million; and
●	The fair value of the Company’s Swap Agreement (as defined below) was $13.8 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement, as discussed in Note 3, and was $13.8 million as of September 30, 2025 and $22.3 million at December 31, 2024. Restricted cash related to the Company’s IPv4 Notes, as discussed in Note 3, was $65.4 million as of September 30, 2025 and $7.1 million at December 31, 2024. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Notes Indenture (as defined below). The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $19.2 million and $59.4 million for the three and nine months ended September 30, 2025, respectively, and were $19.8 million and $59.5 million for the three and nine months ended September 30, 2024, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average common shares - basic	47,603,287	47,426,131	47,827,343	47,453,906
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—
Weighted average common shares - diluted	47,603,287	47,426,131	47,827,343	47,453,906

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Unvested shares of restricted common stock	1,548,485	1,582,870	1,548,485	1,582,870
Anti-dilutive options for common stock	233,573	160,357	216,016	157,129
Anti-dilutive shares of restricted common stock	1,076,796	359	829,402	198,510

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three months and nine months ended September 30, 2025 and 2024, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668
Forfeitures of shares granted to employees	(32,222)	—	—	—	—	—
Equity-based compensation	—	—	9,671	—	—	9,671
Foreign currency translation	—	—	—	(236)	—	(236)
Issuances of common stock	18,663	—	—	—	—	—
Exercises of options	833	—	25	—	—	25
Common stock purchases & retirement	(112,311)	—	(4,688)	—	—	(4,688)
Dividends paid	—	—	—	—	(49,066)	(49,066)
Net loss	—	—	—	—	(41,544)	(41,544)
Balance at September 30, 2025	49,121,159	$49	$637,710	$(1,432)	$(675,497)	$(39,170)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523
Forfeitures of shares granted to employees	(8,890)	—	—	—	—	—
Equity-based compensation	—	—	8,757	—	—	8,757
Foreign currency translation	—	—	—	8,847	—	8,847
Issuances of common stock	17,500	—	—	—	—	—
Exercises of options	13,318	—	748	—	—	748
Dividends paid	—	—	—	—	(47,210)	(47,210)
Net loss	—	—	—	—	(63,112)	(63,112)
Balance at September 30, 2024	49,012,688	$49	$620,410	$(12,294)	$(284,612)	$323,553

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(101,763)	—	—	—	—	—
Equity-based compensation	—	—	24,391	—	—	24,391
Foreign currency translation	—	—	—	29,253	—	29,253
Issuances of common stock	526,049	—	—	—	—	—
Exercises of options	3,766	—	176	—	—	176
Common stock purchases & retirement	(341,818)	—	(16,686)	—	—	(16,686)
Dividends paid	—	—	—	—	(147,759)	(147,759)
Net loss	—	—	—	—	(151,393)	(151,393)
Balance at September 30, 2025	49,121,159	$49	$637,710	$(1,432)	$(675,497)	$(39,170)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(119,435)	—	—	—	—	—
Equity-based compensation	—	—	20,671	—	—	20,671
Foreign currency translation	—	—	—	2,091	—	2,091
Issuances of common stock	659,282	—	—	—	—	—
Exercises of options	17,594	—	952	—	—	952
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(140,992)	(140,992)
Net loss	—	—	—	—	(160,757)	(160,757)
Balance at September 30, 2024	49,012,688	$49	$620,410	$(12,294)	$(284,612)	$323,553

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

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service revenue recognized from deferred revenue balance at beginning of period	$2,231	$2,124	$4,594	$5,787
Amortization expense for contract costs	5,897	5,262	16,832	15,175

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The operating lease liability under ASU 2016-02 is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases-leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases.

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance lease cost
Amortization of right-of-use assets	$13,331	$11,229	$41,222	$34,997
Interest expense on finance lease liabilities	11,858	9,633	35,473	29,963
Operating lease cost	18,502	28,351	54,515	75,318
Total lease costs	$43,691	$49,213	$131,210	$140,278

	Nine months	Nine months
	Ended	Ended
	September 30, 2025	September 30, 2024
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(34,079)	$(19,690)
Operating cash flows from operating leases	(55,247)	(77,571)
Financing cash flows from finance leases	(25,314)	(161,229)
Right-of-use assets obtained in exchange for new finance lease liabilities	107,665	171,638
Right-of-use assets obtained in exchange for new operating lease liabilities	17,496	10,547
Weighted-average remaining lease term — finance leases (in years)	16.8	16.8
Weighted-average remaining lease term — operating leases (in years)	11.2	11.0
Weighted average discount rate — finance leases	8.4%	8.2%
Weighted average discount rate — operating leases	7.8%	7.9%

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

As of September 30, 2025, the Company had committed to additional IRU agreements totaling $160.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under the Company’s operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending September 30,	Leases	Leases
2026	$63,166	$67,962
2027	60,433	64,610
2028	56,853	65,904
2029	52,666	63,797
2030	29,922	64,834
Thereafter	235,233	797,624
Total minimum lease obligations	498,273	1,124,731
Less—amounts representing interest	(164,385)	(522,890)
Present value of minimum lease obligations	333,888	601,841
Current maturities	(55,127)	(24,990)
Lease obligations, net of current maturities	$278,761	$576,851

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended September 30, 2025	$8,390	$1,194	$(3,178)	$6,406
Three months ended September 30, 2024	6,382	$4,542	$(701)	$10,223
Nine months ended September 30, 2025	9,762	3,263	(6,619)	6,406
Nine months ended September 30, 2024	3,677	10,056	(3,510)	10,223

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net bad debt expense	$1,194	$4,542	$3,263	$10,056
Bad debt recoveries	834	544	3,467	1,669

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”) which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation disaggregated into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold as defined within the standard. In addition, all entities will be required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company will not early adopt ASU 2023-09 and does not expect a material impact on its consolidated financial statements from the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company will not early adopt ASU 2024-03 and is in the process of evaluating the impact on its consolidated financial statements from the adoption of ASU 2024-03.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation and amortization expense	$59,985	$85,370	$210,423	$230,006
Capitalized compensation cost	11,169	11,215	33,615	34,141

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

3.  Long-term debt:

As of September 30, 2025, the Company had the following long-term debt obligations outstanding;

●	$600.0 million aggregate principal amount of 2032 Notes,
●	$300.0 million aggregate principal amount of 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of 2027 Notes,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and
●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).
o	The 2032 Notes were issued in June 2025, are due on July 1, 2032, and bear interest at a rate of 6.50% per year. Interest on the 2032 Notes is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2026.
◾	The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes due to mature in May 2026 (the “Existing Secured 2026 Notes”), that were due on May 1, 2026, and bore interest at a rate of 3.50% per year.

o	The Existing IPv4 Notes were issued for an aggregate principal amount of $206.0 million and bear interest at a rate of 7.924%, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”).
o	The New IPv4 Notes were issued for an aggregate principal amount of $174.4 million and bear interest at a rate of 6.646%, with an ARD of April 2030. Interest on the IPv4 Notes is paid monthly.
o	The 2027 Mirror Notes were issued for an aggregate principal amount of $300.0 million in June 2024, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
o	The 2027 Notes were issued for an aggregate principal amount of $450.0 million in June 2022, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
o	Interest on the 2027 Mirror Notes and the 2027 Notes is paid semi-annually on June 15 and December 15 of each year.

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

The 2032 Notes and the 2032 Notes Subsidiary Guarantees are the Issuers’ and the 2032 Notes Subsidiary Guarantors’ senior secured obligations, secured by a first-priority lien on substantially all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ assets, subject to certain exceptions, exclusions, limitations and permitted liens. The 2032 Notes and the 2032 Notes Subsidiary Guarantees are effectively senior to any of the Issuers’ and the Subsidiary Guarantors’ existing and future senior unsecured indebtedness, including the 2027 Notes and 2027 Mirror Notes (together, the “Existing Unsecured 2027 Notes”), and future indebtedness secured by liens on the collateral securing the 2032 Notes that are junior to the liens on the collateral securing the 2032 Notes, in each case, to the extent of the value of the collateral securing the 2032 Notes. Without giving effect to collateral arrangements, the 2032 Notes and the 2032 Notes Subsidiary Guarantees rank pari passu in right of payment with all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ existing and future senior indebtedness that is not subordinated in right of payment to the 2032 Notes or the 2032 Notes Subsidiary Guarantees, including the Existing Unsecured 2027 Notes, and are effectively subordinated to any of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ indebtedness that is secured by assets that do not constitute collateral or that is secured by liens on the collateral securing the 2032 Notes that are senior to the liens securing the 2032 Notes, in each case, to the extent of the value of the collateral securing such indebtedness. In addition, the 2032 Notes and the 2032 Notes Subsidiary Guarantees rank contractually senior in right of payment to all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ subordinated indebtedness and are structurally subordinated to any existing and future indebtedness and other liabilities of Group’s non-guarantor subsidiaries (other than the Co-Issuer). The Company’s guarantee is its senior unsecured obligation and is effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness. Without giving effect to collateral arrangements, the Company’s guarantee ranks pari passu in right of payment with all of the Company’s existing and future senior indebtedness, including its guarantee of the Existing Unsecured 2027 Notes, and contractually senior in right of payment to all of the Company’s future subordinated indebtedness. The Company’s guarantee is structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that are neither the Issuers nor a 2032 Notes Subsidiary Guarantor, including the secured IPv4 Notes.

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

In connection with any offer to purchase all or any of the 2032 Notes (including a change of control offer, asset sale, offer or any tender offer), if holders of not less than 90.0% of the aggregate principal amount of the outstanding 2032 Notes validly tender their 2032 Notes, the Issuers or a third party are entitled to redeem any remaining 2032 Notes at the price paid to each holder.

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

The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted cash proceeds become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Base Indenture (as defined below). During the three months ended September 30, 2025 the restriction on $14.1 million of restricted cash was released primarily due to an improvement in the Company’s monthly leverage and debt service coverage ratios under the IPv4 base Indenture.

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

As of September 30, 2025, and under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”),

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of September 30, 2025, and under the leverage ratio definitions under the 2032 Notes Indenture, (the definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the reference period, as defined.)

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s fixed charge coverage ratio was above 2.0.

As of September 30, 2025, a total of $251.7 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of September 30, 2025, the Company was party to an interest rate swap agreement (the “Swap Agreement”). The Swap Agreement is an independent agreement from the Company’s now extinguished Existing Secured 2026 Notes and remains outstanding until its maturity in February 2026. The Swap Agreement has the economic effect of modifying the fixed interest rate 3.50% obligation that was associated with the Company’s former Existing Secured 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the former Existing Secured 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the extinguished Existing Secured 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its condensed consolidated statements of comprehensive loss. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of September 30, 2025, the fair value of the Swap Agreement was a net liability of $13.8 million which is presented with accrued and other current liabilities. As of December 31, 2024, the fair value of the Swap Agreement was a net liability of $22.3 million, of which $18.3 million was presented with accrued and other current liabilities and $4.0 million was presented with other long-term liabilities. As of September 30, 2025, the Company has made a $14.3 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $14.3 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2025, $13.8 million of the deposit was restricted and $0.5 million was unrestricted.

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

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.5 million in excess of the amount accrued at September 30, 2025.

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

5.  Income taxes:

The components of loss before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Domestic	$(53,004)	$(77,401)	$(189,224)	$(193,603)
Foreign	409	(2,611)	(8,158)	(11,035)
Total	$(52,595)	$(80,012)	$(197,382)	$(204,638)

On July 4, 2025, H. R. 1 (the “2025 Tax Act”) was enacted into law. The legislation includes several significant provisions affecting the taxation of domestic and international business operations, including:

●	Permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025.
●	Changes to the interest expense limitation under Section 163(j), which includes depreciation and amortization in the calculation of adjusted taxable income thus increasing this base, and effective for tax years beginning after December 31, 2024. This change results in a higher limitation threshold and potentially reduces disallowed interest expense in future periods.

●	Modifications to the Global Intangible Low-Taxed Income regime, now referred to as Net CFC Tested Income (“NCTI”), including the elimination of the deemed 10% on Qualified Business Asset Investment and reduction in the Section 250 deduction.
●	Replacement of FDII with a new Foreign-Derived Intangible Income regime, modifying the deduction rate and simplifying the overall calculation.

Under ASC 740, the income tax effects of the 2025 Tax Act have been recognized in the period of enactment. The Company has quantified and recorded the impact of these changes in the three months ended September 30, 2025. These changes did not have a material impact to the Company’s consolidated financial statements.

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2025. In June 2024, the Company purchased 153,322 shares of its common stock for $8.0 million at an average share price of $51.97. In the third quarter of 2025, the Company purchased 112,311 shares of its common stock for $5.2 million at an average price of $46.02 per share under its Buyback Program. For the nine months ended September 30, 2025, the Company purchased 341,818 shares of its common stock for $16.7 million at an average price of $48.81 per share under its Buyback Program.

On August 6, 2025, the Company’s Board approved a $100.0 million increase to its Buyback Program to continue through December 31, 2026. As of September 30, 2025, there was $105.8 million available under the Buyback Program.

7.  Dividends on common stock:

On November 5, 2025, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.02 per share of common stock. This estimated $1.0 million dividend payment is expected to be made on December 8, 2025.

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

The Company paid $0.9 million and $0.8 million in the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.5 million in the nine months ended September 30, 2025 and 2024, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Geographic and segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company’s Chief Executive Officer and Chairman, Dave Schaeffer, is the Company’s CODM. The Company has one operating segment. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended September 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$101,746	$89,227	$9,934	$1,321	$202,228
Europe	25,904	4,773	233	55	30,965
South America	2,158	148	—	5	2,311
Oceania	5,331	937	12	11	6,291
Africa	128	26	—	—	154
Total	$135,267	$95,111	$10,179	$1,392	$241,949

Three Months Ended September 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$106,055	$104,485	$5,278	$4,060	$219,878
Europe	23,801	5,441	—	58	29,300
South America	1,927	222	—	8	2,157
Oceania	4,574	1,118	9	13	5,714
Africa	128	25	—	—	153
Total	$136,485	$111,291	$5,287	$4,139	$257,202

Nine months Ended September 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$300,927	$286,086	$25,641	$6,866	$619,520
Europe	74,847	14,822	680	161	90,510
South America	5,810	563	—	22	6,395
Oceania	15,273	3,011	35	54	18,373
Africa	368	76	—	—	444
Total	$397,225	$304,558	$26,356	$7,103	$735,242

Nine months Ended September 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$326,108	$320,238	$12,230	$14,407	$672,983
Europe	70,584	16,000	—	284	86,868
South America	5,396	678	—	35	6,109
Oceania	13,349	3,929	—	74	17,352
Africa	428	73	—	—	501
Total	$415,865	$340,918	$12,230	$14,800	$783,813

	September 30,	December 31,
	2025	2024
Long-lived assets, net
North America	$1,570,519	$1,579,495
Europe and other	188,556	158,854
Total	$1,759,075	$1,738,349

The majority of North American revenue consists of services delivered within the United States.

10.  Subsequent events – Potential Sale of Acquired Data Centers:

In October 2025, the Company entered into a non-binding letter of intent “(LOI”) for the sale of two data center facilities (the “Facilities”) and the associated land for $144.0 million in cash. The LOI includes certain contingencies, including the completion of further due diligence by the prospective buyer and negotiation and execution of a definitive purchase and sale agreement. The Facilities are owned real estate acquired by the Company in the Transaction.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our acquisition of Sprint Communications, now called Cogent Fiber, LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Cogent Fiber Business and the related costs continuing for a period longer than expected, government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer”, “Cogent Infrastructure”, “we” or “us”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Cogent Fiber Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Cogent Fiber Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“ TMUSA”) will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid us $25.0 million and $25.0 million during the three months ended September 30, 2025 and 2024, respectively, and TMUSA paid us $75.0 million and $179.2 million during the nine months ended September 30, 2025 and 2024, respectively.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). We evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate required some judgment.

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

Severance Reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to us for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million was recorded in the nine months ended September 30, 2024. These severance payments ended in the second quarter of 2024 and were all paid in full.

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “Commercial Agreement”) with TMUSA for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, we recorded revenue of $0.4 million and $4.1 million during the three months ended September 30, 2025 and 2024, respectively, and we recorded revenue of $2.1 million and $13.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $21.4 million for the nine months ended September 30, 2024. There were no acquisition-related costs incurred in the nine months ended September 30, 2025.

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

Low Cost of Operation. We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols, and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Our IP Network. We have acquired a large portfolio of dark fiber leases from over 375 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network. Acquiring the Sprint Network has also allowed us to construct a wavelength network using the predominantly owned fiber. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of September 30, 2025, we offered this service in 996 wave-enabled data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, VPN connection to cloud providers services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We have begun the process of optimizing our network for historical IP-based Internet services and optical wave (optical transport services). This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Our network is connected to a total of 3,537 buildings that are located in 302 metropolitan markets globally. These buildings include:

●	1,869 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,686 CNDCs located in 1,482 buildings;
●	100 of our own Cogent data centers; and
●	86 of our smaller Cogent edge data centers.

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

●	2.1 million square feet of floor space, and
●	212 MW of power.

We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	8,043 access networks, as well as numerous large and small content providers;
o	63,875 net-centric customer connections,
o	43,391 corporate customer connections, and
o	11,013 enterprise customer connections.

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

Pursue On-net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our network. We also upgraded our network and operational infrastructure to provide wave and optical transport services in more of our on-net buildings. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

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

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 996 wave-enabled data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 186 Cogent data centers across the United States and Europe, including:

●	100 larger Cogent “classic” data centers; and
●	86 smaller Cogent edge data centers.

In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies, backup generators and fire suppression systems as well as other structural changes. By September 30, 2025, we had converted the former Sprint facilities into 52 Cogent data centers and 86 Cogent edge data centers. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses. We currently lease 14.6 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Monetize Acquired Data Center Facilities. We are actively marketing the sale or lease of twenty-four data center facilities acquired in the Transaction. In October 2025, we entered into a non-binding letter of intent “(LOI”) for the sale of two data center facilities and the associated land for $144.0 million in cash. The LOI includes certain contingencies, including the completion of further due diligence by the prospective buyer and negotiation and execution of a definitive purchase and sale agreement.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

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

	Three Months Ended
	September 30,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$241,949	$257,202	(5.9)%
Network operations expenses (1)	131,677	161,552	(18.5)%
Selling, general, and administrative (“SG&A”) expenses (2)	70,423	67,664	4.1%
Depreciation and amortization expenses	60,429	85,815	(29.6)%
Gains on lease terminations and other	2,452	—	NM
Interest income – IP Transit Services Agreement	3,904	5,438	(28.2)%
Interest expense – including change in valuation of interest rate swap agreement	43,369	26,877	61.4%
Income tax benefit	11,051	16,900	(34.6)%
(1)	Includes non-cash equity-based compensation expenses of $570 and $469 in the three months ended September 30, 2025 and 2024, respectively.
(2)	Includes non-cash equity-based compensation expenses of $8,362 and $7,406 in the three months ended September 30, 2025 and 2024, respectively.

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

Our service revenue decreased by 5.9% from the three months ended September 30, 2024 to the three months ended September 30, 2025. Exchange rates positively impacted our service revenue by $1.8 million, reflecting the impact of translating our service revenue for the three months ended September 30, 2025 at the average foreign currency exchange rates for the three months ended September 30, 2024. Our total service revenue decreased from the cancellation of low-margin and non-core customers we acquired with the Cogent Fiber Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our network and offering wavelength services, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive loss. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $0.6 million from the three months ended September 30, 2024 to the three months ended September 30, 2025.

	Three Months Ended
	September 30,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$105,201	$116,244	(9.5)%
Net-centric	100,288	91,873	9.2%
Enterprise	36,460	49,085	(25.7)%

Customer Connections by Customer Type - end of period
Corporate	43,391	47,613	(8.9)%
Net-centric	63,875	62,273	2.6%
Enterprise	11,013	16,447	(33.0)%

Revenue – by Network Connection Type – (thousands)
On-net	$135,267	$136,485	(0.9)%
Off-net	95,111	111,291	(14.5)%
Wavelength	10,179	5,287	92.5%
Non-core	1,392	4,139	(66.4)%

Customer Connections – by Network Connection Type - end of period
On-net	87,767	87,655	0.1%
Off-net	25,518	32,420	(21.3)%
Wavelength	1,750	1,041	68.1%
Non-core	3,244	5,217	(37.8)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$515	$520	(1.0)%
ARPU off-net	1,225	1,138	7.6%
ARPU wavelength	2,108	1,964	7.4%
Average Price per Megabit installed base	0.16	0.23	(31.0)%

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

On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections and
●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 43.5%, 41.5% and 15.1% of total service revenue, respectively, for the three months ended September 30, 2025 and represented 45.2%, 35.7% and 19.1% of total service revenue, respectively, for the three months ended September 30, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. During the three months ended September 30, 2025, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business.

Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 31.0% from the three months ended September 30, 2024 to the three months ended September 30, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 55.9%, 39.3%, 4.2% and 0.6% of total service revenue, respectively, for the three months ended September 30, 2025 and represented 53.0%, 43.3%, 2.1% and 1.6% of total service revenue, respectively, for the three months ended September 30, 2024.

Our on-net revenues decreased from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily from terminations of customers acquired with the Cogent Fiber Business offsetting the increase in revenues from our legacy Cogent customers.

Our off-net revenues decreased from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Our wavelength revenue was $10.2 million for the three months ended September 30, 2025 and $5.3 million for the three months ended September 30, 2024.

Our non-core revenues decreased from the three months ended September 30, 2024 to the three months ended September 30, 2025 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 18.5% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 4.1% from the three months ended September 30, 2024 to the three months ended September 30, 2025. Our increase in SG&A operations expense is primarily attributable to the effective termination of TSA fees charged to T-Mobile in early 2025 that reduced our SG&A costs in the three months ended September 30, 2024. The services provided by us to T-Mobile under the TSA included, among others, information technology and network support, finance and back office and other wireless business support. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 29.6% primarily due to the completion of the depreciation of network equipment assets acquired with the Cogent Fiber Business that had an estimated useful life of approximately two years from the acquisition date.

Gains on Lease Terminations and Other. The $2.5 million gain for the nine months ended September 30, 2025 primarily resulted from the termination of certain dark fiber leases that were no longer needed as the routes were considered to be redundant with the acquired Cogent Fiber Business network and a $0.7 million gain from the sale of a small parcel of land acquired with the Cogent Fiber Business.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $3.9 million for the three months ended September 30, 2025 and $5.4 million for the three months ended September 30, 2024.

Interest Expense. On June 17, 2025, Cogent Communications Group, LLC (“Group”) and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of Cogent Communications Holdings, Inc. (“Holdings”), issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes that were due in May 2026 that we issued in May 2021 (the “Existing 2026 Notes”). The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under our Existing 2026 Notes. The obligations under our Existing 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest.

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

As of September 30, 2025, the fair value of our Swap Agreement was a net liability of $13.8 million. Changes in the valuation of the Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense increased by 61.4% from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to the May 2024 issuance of our $206.0 million of Existing IPv4 Notes, the April 2025 issuance of our $174.4 million New IPv4 Notes, the June 2024 issuance of our $300.0 million 2027 Mirror Notes and the June 2025 issuance of our $600.0 million 2032 Notes.

Income Tax Benefit. Our income tax benefit was $11.1 million for the three months ended September 30, 2025 and $16.9 million for the three months ended September 30, 2024. The change in our income tax benefit is primarily related to projected operating results related to the Cogent Fiber Business acquisition and the timing of the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of September 30, 2025, and 2024, we had a total of 3,537 and 3,424 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine months Ended September 30, 2025 Compared to the Nine months Ended September 30, 2024

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

	Nine months Ended
	September 30,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$735,242	$783,813	(6.2)%
Network operations expenses (1)	406,608	486,657	(16.4)%
Selling, general, and administrative (“SG&A”) expenses (2)	209,209	212,706	(1.6)%
Sprint acquisition costs	—	21,407	NM %
Depreciation and amortization expenses	211,756	230,747	(8.2)%
Gains on lease terminations and other	2,452	3,332	(26.4)%
Gain on bargain purchase – Sprint	—	22,202	NM
Interest income – IP Transit Services Agreement	12,888	18,702	(31.1)%
Loss on debt extinguishment and redemption – 2026 notes	5,606	—	NM
Interest expense – including change in valuation interest rate swap agreement	117,317	85,575	37.1%
Income tax benefit	45,989	43,881	4.8%
(1)	Includes non-cash equity-based compensation expenses of $1,566 and $1,204 in the nine months ended September 30, 2025 and 2024, respectively.
(2)	Includes non-cash equity-based compensation expenses of $20,043 and $17,186 in the nine months ended September 30, 2025 and 2024, respectively.

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

Our service revenue decreased by 6.2% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. Exchange rates positively impacted our service revenue by $1.9 million reflecting the impact of translating our service revenue for the nine months ended September 30, 2025, at the average foreign currency exchange rates for the nine months ended September 30, 2024. Our total service revenue decreased from the cancellation of low-margin and non-core customers we acquired with the Cogent Fiber Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our network and offering wavelength services, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive loss. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $0.1 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025.

	Nine months Ended
	September 30,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$324,933	$360,664	(9.9)%
Net-centric	290,211	274,958	5.5%
Enterprise	120,098	149,191	(19.0)%

Customer Connections by Customer Type - end of period
Corporate	43,391	47,613	(8.9)%
Net-centric	63,875	62,273	2.6%
Enterprise	11,013	16,447	(33.0)%

Revenue – by Network Connection Type – (thousands)
On-net	$397,255	$415,865	(4.5)%
Off-net	304,558	340,918	(10.7)%
Wavelength	26,356	12,230	115.5%
Non-core	7,103	14,800	(52.0)%

Customer Connections – by Network Connection Type - end of period
On-net	87,767	87,655	0.1%
Off-net	25,518	32,420	(21.3)%
Wavelength	1,750	1,041	68.1%
Non-core	3,244	5,217	(37.8)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$504	$525	(4.1)%
ARPU off-net	1,242	1,096	13.3%
ARPU wavelength	2,042	1,597	27.9%
Average Price per Megabit installed base	0.18	0.25	(28.6)%

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

On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections and
●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 44.2%, 39.5% and 16.3% of total service revenue, respectively, for the nine months ended September 30, 2025 and represented 46.0%, 35.1% and 18.9% of total service revenue, respectively, for the nine months ended September 30, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors During the nine months ended September 30, 2025, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and from net-centric customers acquired with the Cogent Fiber Business.

Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 28.6% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business. Service revenue classified as on-net revenue and enterprise revenue from a low-margin resale customer acquired in connection with the Cogent Fiber Business was $9.7 million for the nine months ended September 30, 2024. The resale customer cancelled its service on June 1, 2024.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 54.0%, 41.4%, 3.6% and 1.0% of total service revenue, respectively, for the nine months ended September 30, 2025 and represented 53.0%, 43.5%, 1.6% and 1.9% of total service revenue, respectively, for the nine months ended September 30, 2024.

Our on-net revenues decreased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily from terminations from customers acquired with the Cogent Fiber Business more than offsetting the increase in revenues from our legacy Cogent customers. Service revenue classified as on-net revenue and enterprise revenue from this low-margin resale customer acquired in connection with the Cogent Fiber Business was $9.7 million for the nine months ended September 30, 2024. The resale customer cancelled its service on June 1, 2024.

Our off-net revenues decreased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $26.4 million for the nine months ended September 30, 2025 and $12.2 million for the nine months ended September 30, 2024.

Our non-core revenues decreased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, that we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 16.4% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 1.6% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. Our decrease in SG&A operations expense is primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Cogent Fiber Business. These costs primarily include compensation and related costs and third-party services costs. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred cumulative professional fees and other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $21.4 million for the nine months ended September 30, 2024. There were no acquisition related costs recorded in the nine months ended September 30, 2025.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 by 8.2% primarily due to the completion of the depreciation of network equipment assets acquired with the Cogent Fiber Business that had an estimated useful life of approximately two years from the acquisition date.

Gains on Lease Terminations and Other. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset. The $2.5 million gain for the nine months ended September 30, 2025 primarily resulted from the termination of certain dark fiber leases that were no longer needed as the routes were considered to be redundant with the acquired Cogent Fiber Business network and a $0.7 million gain from the sale of a small parcel of land acquired with the Cogent Fiber Business.

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

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $12.9 million for the nine months ended September 30, 2025 and $18.7 million for the nine months ended September 30, 2024.

Loss on Debt Extinguishment and Redemption – Existing 2026 Notes. On June 17, 2025 we issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our Existing 2026 Notes. The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under the 2026 Notes. The obligations under the 2026 Notes included the $500.0 million principal amount, a $5.0 million make-whole payment and $2.2 million of accrued interest. As a result of the redemption of the Existing 2026 Notes we incurred a loss on debt extinguishment and redemption of $5.6 million.

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

As of September 30, 2025, the fair value of our Swap Agreement was a net liability of $13.8 million. Changes in the valuation of our Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense increased by 37.1% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to the May 2024 issuance of our $206.0 million of Existing IPv4 Notes, the April 2025 issuance of $174.4 million of our New IPv4

Notes, the June 2024 issuance of our $300.0 million 2027 Mirror Notes and the June 2025 issuance of our $600.0 million of 2032 Notes.

Income Tax Benefit. Our income tax benefit was $46.0 million for the nine months ended September 30, 2025 and $43.9 million for the nine months ended September 30, 2024. The change in our income tax benefit is primarily related to projected operating results related to the Cogent Fiber Business acquisition and the timing of the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of September 30, 2025, and 2024, we had a total of 3,537 and 3,424 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

Acquisition of Sprint Communications – Cash Flow

The Cogent Fiber Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Cogent Fiber Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Cogent Fiber Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services. We are selling these services to our existing customers, customers we acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Our cash flow requirements related to the acquisition of the Cogent Fiber Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through September 30, 2025, we received monthly payments totaling $483.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our condensed consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

During the first nine months of 2025, we have received a total of $75.0 million under the IP Transit Services Agreement. During the remainder of 2025, we expect to receive a total of $25.0 million under the monthly payments under the IP Transit Services Agreement. This includes three monthly payments of $8.3 million each.

Potential Sale of Acquired Data Centers

In October 2025, we entered into a non-binding letter of intent “(LOI”) for the sale of two data center facilities (the “Facilities”) and the associated land for $144.0 million in cash. The LOI includes certain contingencies, including the completion of further due diligence by the prospective buyer and negotiation and execution of a definitive purchase and sale agreement. The Facilities are owned real estate acquired and repurposed by us in the Transaction.

Liquidity and cash obligations

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We have had increasing success in raising capital by issuing notes and arranging financing and entering into leases that have had a lower cost and more flexible terms. The combination of our operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.8 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to our stockholders.

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

The long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

●	Our $600.0 million 2032 Notes mature in July 2032 and include annual interest payments of $39.0 million until maturity,
●	Our $450.0 million 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity,
●	Our $300.0 million 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity,
●	Our $206.0 million Existing IPv4 Notes effectively mature in May 2029 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in May of 2029) and include annual interest payments of $16.3 million until such date (which amount increases if the Existing IPv4 Notes are not repaid prior to May 2029) and
●	Our $174.4 million New IPv4 Notes effectively mature in April 2030 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in April of 2030) and include annual interest payments of $11.6 million until such date (which amount increases if the New IPv4 Notes are not repaid prior to April 2030).

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of September 30, 2025, $13.8 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $14.3 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $14.3 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Cogent Fiber Business, the lingering impact of the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we have decreased our quarterly dividend to $0.02 per share of common stock for the dividend to be paid in the fourth quarter of 2025. Any future determination regarding dividends, including a decision to increase our quarterly dividend, will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Cash, cash equivalents and restricted cash

As of September 30, 2025, we had cash, cash equivalents and restricted cash of $226.3 million. Restricted cash as of September 30, 2025 was $79.2 million. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our Existing 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which $72.6 was restricted. This restricted cash becomes available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture). During the three months ended September 30, 2025 the restriction on $14.1 million of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 base Indenture.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,587)	$(23,177)
Net cash (used in) provided by investing activities	(75,538)	42,596
Net cash provided by financing activities	73,737	181,068
Effect of exchange rates changes on cash	4,766	1,824
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,622)	$202,311

Net Cash Used in Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments under the TSA, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. We paid $55.0 million and $31.0 million of interest on our long-term debt obligations for the nine months ended September 30, 2025 and 2024, respectively. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice.

During the nine months ended September 30, 2024, we were billed $26.3 million as due to the Seller under the TSA. and we paid $91.9 million to the Seller under the TSA. Amounts recorded and paid as due to the Seller under the TSA resulted in a use of cash in operating activities of $65.3 million for the nine months ended September 30, 2024. Amounts billed and paid under the TSA for the nine months ended September 30, 2025 were immaterial.

Net Cash (Used in) Provided by Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $150.5 million and $148.9 million for the nine months ended September 30, 2025 and 2024, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave and optical transport services, conversion costs related to acquired data centers and adding buildings to our network.

Our primary source of investing cash is from payments under the IP Transit Services Agreement with TMUSA, pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the nine months ended September 30, 2025 and 2024 we were paid $75.0 million and $179.2 million under the IP Transit Services Agreement, respectively.

Net Cash Provided by Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the nine months ended September 30, 2025 and 2024 we paid $147.8 million and $141.0 million for our quarterly dividend payments, respectively. Our quarterly dividends payments have increased due to increases in our quarterly dividend per share amounts. Purchases of our common stock under our stock buyback program were $16.7 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. Principal payments under our finance lease obligations were $25.3 million and $161.2 million for the nine months ended September 30, 2025 and 2024, respectively. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 monthly principal payments of $4.2 million totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value and the cash payment. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business associated with providing wave and optical network services and adding buildings to our network.

We completed a series of debt issuances in the nine months ended September 30, 2025.

On April 11, 2025, we issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the Securities Act. The net proceeds of the New IPv4 Notes, after offering expenses were $170.5 million, of which $72.6 million was restricted cash. Certain of the restricted cash net proceeds becomes available to us based upon improvements in our monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture). During the three months ended September 30, 2025, $14.1 million of restricted cash became unrestricted primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture.

Interest on our New IPv4 Notes is paid monthly. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on our New IPv4 Notes monthly. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, mandatory prepayment or acceleration triggers are activated.

On June 17, 2025 (the “2032 Notes Closing Date”), we completed an offering of $600.0 million of 2032 Notes for issuance in a private placement not registered under the Securities Act. The net proceeds from the offering were $597.8 million after deducting offering expenses. On June 4, 2025, we issued a notice of conditional full redemption to holders of all of our outstanding $500.0 million Existing 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On the 2032 Notes Closing Date, we used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge our obligations under our Existing 2026 Notes. The obligations paid under our Existing 2026 Notes included:

●	$500.0 million principal amount,
●	$5.0 million make-whole payment, and
●	$2.2 million of accrued interest.

We completed a series of debt issuances in the nine months ended September 30, 2024.

On May 2, 2024, we issued $206.0 million of our Existing IPv4 Notes, with an anticipated repayment date in May 2029. The net proceeds from the offering, after debt offering costs, were $198.4 million. Interest on the Existing IPv4 Notes is paid monthly. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes monthly. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, mandatory prepayment or acceleration events occur.

On June 11, 2024, we completed an offering of $300.0 million of 2027 Mirror Notes for issuance in a private placement not registered under the Securities Act. The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and is paid semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

Cash Position and Indebtedness

At September 30, 2025, our total indebtedness, at par, was $2.3 billion, and our total cash, cash equivalents and restricted cash ($79.2 million) was $226.3 million. Our total indebtedness at September 30, 2025 includes $601.8 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2032 Notes, our 2027 Notes or our 2027 Mirror Notes (collectively, the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and nine months ended September 30, 2025 is detailed below (in thousands):

As of September 30, 2025
Cash and cash equivalents	$24,402
Restricted cash	65,380
Accounts receivable, net	6,410
Other current assets	12,276
Total current assets	108,468
Property and equipment, net	208,166
Right-of-use leased assets	24,087
Intangible assets, net	17,848
Deposits and other assets	7,731
Due from T-Mobile - Purchase Agreement	23,659
Total assets	$389,959

Accounts payable	$5,543
Accrued and other liabilities	36,224
Due to T-Mobile – TSA	18
Operating lease liabilities, current maturities	42,323
Total current liabilities	84,108
Operating lease liabilities	191,902
Due to Cogent Communications LLC	711,043
Senior secured IPv4 Notes	370,693
Deferred income tax liabilities	428,973
Other long-term liabilities	17,726
Total liabilities	1,804,445
Total stockholders’ deficit	(1,414,486)
Total liabilities and stockholders’ deficit	$389,959

Three Months Ended
September 30, 2025
Service revenue	$14,617
Operating expenses:
Network operations	19,380
Selling, general, and administrative	17,635
Equity-based compensation expense	9,671
Depreciation and amortization	20,115
Total operating expenses	66,801
Operating loss	(52,184)
Interest expense	(7,719)
Interest income - Purchase Agreement	441
Interest income and other, net	(1,466)
Net loss	$(60,928)

Nine months Ended
September 30, 2025
Service revenue	$39,922
Operating expenses:
Network operations	58,229
Selling, general, and administrative	54,069
Equity-based compensation expense	24,391
Depreciation and amortization	90,964
Total operating expenses	227,653
Operating loss	(187,731)
Interest expense	(19,272)
Interest income - Purchase Agreement	1,299
Interest income and other, net	(8,535)
Net loss	$(214,239)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). During the nine months ended September 30, 2025, we purchased 341,818 shares of our common stock for $16.7 million at an average price of $48.81 per share under the Buyback Program. As of September 30, 2025, there was a total of $105.8 million available under our Buyback Program that is authorized to continue through December 31, 2026.

Dividends on Common Stock and Return of Capital Program

On November 5, 2025, our Board of Directors approved the payment of our quarterly dividend of $0.02 per common share. This estimated $1.0 million dividend payment is expected to be made on December 8, 2025.

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

Critical Accounting Estimates

Management believes that as of September 30, 2025, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2025, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES.

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

ITEM 1.LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business that we do not expect to have a material impact on our operations or results of operations. Note 4 of our interim condensed consolidated financial statements includes information on these proceedings.

ITEM 1A.RISK FACTORS

Management believes that as of September 30, 2025, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2025. As of September 30, 2025, $105.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

The following table summarizes our common stock repurchases during the third quarter of 2025 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 under the Exchange Act).

Issuer Purchases of Equity Securities

			Total Number	Approximate
	Total		of Shares	Dollar Value of
	Number of		Purchased as Part of	Shares
	Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
July 1-31, 2025	63,487	$48.13	63,487	$107,869,864
August 1-31, 2025	48,824	$43.29	48,824	105,756,441
September 1-30, 2025	—	$—	—	$105,759,441
Total	112,311	$45.02	112,311

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
4.1

Indenture, dated as of June 17, 2025, among Cogent Communications Group, LLC, Cogent Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 17, 2025 and incorporated herein by reference).

4.2	Form of 6.500% Senior Secured Note due 2032 (included as Exhibit A to Exhibit 4.1 hereto).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2025	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 6, 2025	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer