Form 10-K
period 2025-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2026-02-20
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $48.21 per share on June 30, 2025 as reported by the NASDAQ Global Select Market was approximately $2.2 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2026 was 50,062,158

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2026 annual stockholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

PART I

ITEM 1. BUSINESS

Description of business

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. Our network is specifically designed and optimized to transmit packet-routed data. We deliver our services to a diverse global base of businesses, communications service providers and other bandwidth-intensive organizations in 57 countries across North America, Europe, South America, Asia, Oceania and Africa. We are a Delaware corporation headquartered in Washington, DC.

We provide our on-net Internet access and private network services to corporate, net-centric and enterprise customers. Our corporate customers are typically located in multi-tenant office buildings and consist of law firms, financial services firms, advertising and marketing firms, health care providers, educational institutions and other professional services businesses. Our net-centric customers include access networks comprised of other internet service providers (“ISPs”), telephone companies, mobile operators and cable television companies as well as bandwidth-intensive users that leverage our network to deliver content to end users. Content delivery customers include over the top media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. These net-centric customers generally receive our services in carrier neutral colocation facilities or in our own data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network. Additionally, as part of our acquisition of the Cogent Fiber Business (as defined below) we acquired a number of “Enterprise” customers that are larger than our historical customer base. We have continued to serve these acquired Enterprise customers and have expanded our target market to include these larger Enterprise customers.

In addition to on-net services delivered via our own facilities, we provide Internet access and private network services to customers not located in buildings directly connected to our network. We provide these “off-net” services primarily to corporate customers using third-party carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. We also provide certain non-core services that resulted from acquisitions, including the acquisition of Cogent Fiber Business, although we do not actively sell these non-core services.

In connection with our acquisition of Cogent Fiber Business, we introduced optical wavelength and optical transport services over a network that is generally independent of our legacy IP network. We offer these wavelength and optical transport services to customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating their own network infrastructure.

Acquisition of the Cogent Fiber Business

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer” or “Cogent Infrastructure”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its Subsidiaries (the “Cogent Fiber Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Cogent Fiber Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Corporate Structure after the Closing Date

The Company operates through its two direct, wholly owned subsidiaries, Cogent Infrastructure and Cogent Communications Group, LLC (“Cogent Group”).

COGENT COMMUNICATIONS HOLDINGS, INC.
Cogent Communications Group, LLC
Cogent Communications, LLC
Cogent Finance, Inc.
Cogent Operating Subsidiaries
Cogent Infrastructure, LLC
Cogent IPV4 HoldCo
Wireline Network Holdings, LLC
Cogent IPV4 LLC
Cogent Fiber LLC and Other Former Sprint Entities

------------ Cogent Credit Group

- Leased network and data center assets
- All employees
- All operations other than some IPV4 leasing

Outside of Cogent Credit Group

- Owned network and data center assets
- No employees
- No operations other than intercompany leases and IPV4 leasing

Cogent Infrastructure holds the Cogent Fiber Business assets and operations. Following the Closing Date, Cogent Infrastructure, through its subsidiaries, owned, among other things, the Sprint Network (as defined below), consisting of approximately 23,500 route miles of owned fiber optic cable in the continental United States, a portfolio of owned and leased properties totaling approximately 1.9 million square feet, Sprint operating subsidiaries in approximately 10 countries worldwide, vendor and supply agreements and 9.9 million IPv4 addresses. Through a series of intra-Company transactions, Cogent Infrastructure transferred its interest in the Sprint customer contracts, vendor and supply agreements and the majority of its IPv4 address holdings to Cogent Group, or its subsidiaries. Cogent Group has entered into long-term IRU and facilities prepaid lease agreements with Cogent Infrastructure.

On May 2, 2024, Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $206.0 million aggregate principal amount of 7.924% secured IPv4 address revenue notes, Series 2024-1 Class A-2 (the “Existing IPv4 Notes”), with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). On April 11, 2025 (the “New IPv4 Notes Closing Date”), IPv4 Issuer issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the Securities Act. Our Existing IPv4 Notes and our New IPv4 Notes are collectively referred to as our $380.4 million “IPv4 Notes”.

Cogent Group is the parent of Cogent Communications, LLC (formerly Cogent Communications, Inc.), which was our sole operating company prior to the Closing Date, and Cogent Group is the issuer of our $750.0 million of 7.00% senior unsecured notes due in June 2027 of which $450.0 million were issued in June 2022 (“2027 Notes”) and $300.0 million were issued in June 2024 (“2027 Mirror Notes”) and our $600.0 million of 6.50% senior secured notes due July 2032 (“2032 Notes”) that were issued in June 2025. Cogent Group owns, among other things, our indefeasible-right-of-use (“IRU”) network comprised of a portion of the Cogent Infrastructure network and third-party networks, leased Cogent data centers, Cogent operating subsidiaries in 57 countries worldwide, our customer base except for certain IPv4 leasing customers owned by the IPv4 Issuer, and over 25 million IPv4 addresses. Cogent Group also receives payments due from T-Mobile for IP transit services provided in connection with the Transaction.

We have moved and may continue to move, to the extent permitted by and in compliance with the indentures governing our 2027 Notes, 2027 Mirror Notes, 2032 Notes and our IPv4 Notes, certain assets and obligations between the companies owned by Cogent Infrastructure and Cogent Group to better align these assets and obligations with our business and operations and for general corporate purposes.

Competitive Advantages

We believe we address many of the data communications needs of a diverse group of businesses, communications service providers and other bandwidth-intensive organizations by offering high-quality, high-speed Internet access, optical transport and optical wave services, and private network services at attractive prices. We believe that our organization has the following competitive advantages:

Low Cost of Operation. We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity, excluding capital expenditures for the repurposing of acquired Sprint assets, as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One IP Network Protocol. Upon our founding, we selected to operate our network that provides Internet - based services (our “IP Network”) solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols, and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from over 380 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network. Acquiring the Sprint Network has also allowed us to construct a wavelength network (our “Optical Wave Network”) predominantly using the fiber that is owned by Cogent Fiber and leased to our operating subsidiary, Cogent Communications, LLC under a long-term IRU. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of December 31, 2025, we offered this service in 1,068 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, virtual private network (“VPN”) connection to cloud providers services and our decision to continue to support MPLS based VPN services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We continue the process of optimizing our IP Network and Optical Wave Network for historical IP-based Internet services and optical wave (optical transport services), respectively. This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our networks. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions in each network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our networks. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.
o	Greater Control and Superior Delivery. Our on-net service, whether provisioned on our IP Network or our Optical Wave Network, does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers their entire network connection, including the “last mile” and the in-building fiber optic connections to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors. We are able to install our optical wave services, on average, in thirty business days or less, which we believe provides a competitive advantage.
o	High-Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our IP Network is optimized for packet routed traffic. Its design increases the speed and throughput of our IP Network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our IP Network is more reliable and carries traffic at lower cost than networks providing similar services that were originally built as overlays to traditional circuit-switched, or TDM networks. With respect to our optical wave services, we believe that our Optical Wave Network offers advantages over other optical networks through its location along railroad rights of way and burial deeper than industry norms. We believe these two factors result in fewer cable cuts, and, as result, fewer service interruptions.
o	Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability.

Our IP Network is connected to a total of 3,579 buildings that are located in 305 metropolitan markets globally. These buildings include:

●	1,881 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,715 CNDCs located in 1,511 buildings;
●	100 of our own AC powered Cogent data centers; and
●	87 of our smaller DC powered Cogent edge data centers.

Our MTOBs are located in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network.

Our Optical Wave Network is connected to 1,068 wave enabled locations located in 150 metropolitan markets in the United States, Canada and Mexico. All of our wavelength services are on-net as they originate and terminate on our Optical Wave Network.

Our Cogent data centers, including our Cogent Edge data centers, are directly connected to our network and operate across the United States and in Europe, and comprise:

●	2.1 million square feet of floor space, and
●	213 MW of power.

We believe that these network points of presence strategically position our networks to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our IP Network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	7,659 access networks, as well as numerous large and small content providers;
o	64,551 net-centric customer connections,
o	42,579 corporate customer connections, and
o	10,513 enterprise customer connections.

Because of the number of customers who distribute (content providers) and receive (access networks) content on our IP Network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our IP Network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and the terminating customer. The breadth of our IP Network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected with other Tier 1 networks on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our IP Network and, later, our Optical Wave Network, led the integration of network assets we acquired through 14 significant acquisitions and managed the expansion and growth of our business. A number of the members of senior management who joined us as part of our acquisition of the Cogent Fiber Business have similar experience and tenure in both the telecommunications industry and at the Cogent Fiber Business. We believe that our management team has and will continue to successfully manage the integration of the Cogent Fiber Business into our current operations.

Our Strategy

We intend to remain a leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our IP Network through MTOBs or connected to our IP Network or our Optical Wave Network through one of our on-net CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We sell a small amount of optical wave services to our corporate customers. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to other corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated Internet access across their locations.

Expand our Profitable Business with Enterprise Customers. In conjunction with our acquisition of the Cogent Fiber Business, we acquired a number of larger enterprise customers. We have continued to provide our core services to enterprise customers and elected to provide MPLS based VPN as well as VPLS services, a new service for these customers, but continue to terminate unprofitable services to these customers at the end of their current term. We have also elected to terminate certain unprofitable customer locations and, in limited circumstances, ceased providing services in certain countries where we could not do so economically. We have not previously focused our sales efforts on larger enterprise customers. Since the acquisition of the Cogent Fiber Business, we have formed dedicated sales personnel who are tasked with preserving existing business with and seeking new sales from enterprise customers.

Increase our Share of the Net-Centric IP Market. We are currently one of the leading providers of high-speed Internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity IP Network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 57 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our IP Network, which differentiates the capacity choices we provide our net-centric customers;
●	Balanced customer base for IP services – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our IP Network thereby reducing latency and enhancing reliability; and

Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.

Increase our Share of the Optical Wavelength Market. We offer 10 Gbps, 100Gbps and 400 Gbps optical wavelength and optical transport services to our net-centric customers who require these high-bandwidth dedicated point-to-point services. We intend to become one of the leading providers of optical wavelength services in North America. Building upon the foundation provided by the assets of the Cogent Fiber Business, we have created, and continue to expand, our Optical Wave Network to provide optical wavelength services to hyper-scalers and other net-centric customers who require optical wave services. We believe that we offer our customers the following:

●	Diverse routes – Our Optical Network is located along rights of way that are largely unique. As such, we offer route diversity and geographic redundancy to our customers.
●	Ubiquitous Footprint – We offer optical wavelength services in 1,068 locations in North America directly connected to our Optical Wave Network. This broad footprint allows us to meet customers in locations of their choosing and to provide fully on-net optical wave services to them in these locations.
●	Rapid Installation – We are typically able to install our optical wave services in less than 30 business days, far below the current industry norm. We believe that over time the percentage of our optical wave services that are installed in 30 business days or less will continue to grow.
●	High Reliability – We believe our Optical Wave Network suffers a lower frequency of interruptions and fiber cuts. The fiber in our Optical Wave Network is largely buried along railroad lines, making it less susceptible to inadvertent cuts, and is buried deeper than newer networks with stronger sheathing, mitigating some of the damage caused by inadvertent cuts. We believe a lower frequency of fiber cuts results in more reliable service for the customer.
●	Competitive Pricing – We have historically been a price leader in the markets in which we provide service. We intend to continue that position in the market for optical wavelengths and offer highly competitive pricing to our customers.

Pursue On-net Customer Growth to Corporate and Net - centric Customers. Our high-capacity networks provide us with the ability to add a significant number of customers to either network, depending on the service offering, with minimal direct incremental costs. We intend to increase usage of our networks and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our IP Network and connecting more CNDCs to our Optical Wave Network. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our networks connect directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, considering adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We also intend to leverage the skills and relationships of our sales force to sell our expanded service offerings, in particular, optical wavelength and optical transport services. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity. In addition, when consistent with their job description and responsibilities, we require all of our employees to work in the office on a full-time basis, thereby providing additional opportunities for management coaching and oversight in order to increase productivity.

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 740 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated Internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated Internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings to include optical wavelength and optical transport services over our Optical Wave Network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of December 31, 2025, we offered wavelength services in 1,068 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 187 Cogent data centers across the United States and Europe, including:

●100 larger Cogent “classic” data centers; and
●87 smaller Cogent edge data centers.

In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, converting many locations from DC power to AC power, and upgrading or installing new HVAC systems, uninterruptable power supplies, backup generators and fire suppression systems as well as other structural changes. By December 31, 2025, we had converted the former Sprint facilities into 52 Cogent data centers and 87 Cogent edge data centers. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. Our IPv4 Issuer is our primary lessor of IPv4 address space with the remainder leased by our other operating subsidiaries. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses. As of December 31, 2025, we were leasing 15.3 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Monetize Acquired Data Center Facilities. We are actively marketing the sale or lease of 24 data center facilities acquired in the Transaction. In October 2025, we entered into a non-binding letter of intent “(LOI”) for the sale of two data center facilities and the associated land for $144.0 million in cash. The LOI included certain contingencies, including the completion of further due diligence by the prospective buyer and negotiation and execution of a definitive purchase and sale agreement, and has since been terminated by the parties. We have resumed active marketing of the two data center facilities that were the subject of the LOI.

Our Networks

We operate two distinct networks for our customers, our IP Network for the provision of Internet-based services and our Optical Wave Network for the provision of optical wavelength services. Each of these networks is comprised of in-building facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We believe that we deliver a high level of technical performance because our IP Network is optimized for packet routed traffic and our Optical Wave Network is optimized for optical wavelength services. We believe that our IP Network is more reliable and carries packet routed traffic at lower cost than networks built as overlays to traditional circuit-switched telephone networks or coaxial cable networks.

Our IP Network is comprised of 3,579 on-net buildings and we serve 305 metropolitan markets in North America, Europe, South America, Oceania and Africa. Important strategic components of our IP Network include:

●	1,881 MTOBs strategically located in commercial business districts;
●	1,715 CNDCs located in 1,511 buildings offering our customers
●	the largest portfolio of CNDCs of any carrier;
●	100 Cogent AC powered Data Centers;
●	1,068 wave enabled locations;
●	87 Cogent DC powered edge data centers;
●	1,255 intra-city IP networks, or rings, and 298 metro wave rings,
●	consisting of 96,663 leased IRU fiber miles and 32,634 leased IRU fiber route miles;
●	an inter-city IRU network of 73,218 terrestrial leased fiber route miles;
●	An owned network of 1,704 intra-city route miles and 21,883 inter-city route miles;
●	332 high-capacity transoceanic circuits that connect the North American, European, South American, Asian, Oceanian and African portions of our network.

Our IP Network consists of owned optical fiber in the Sprint Network that is leased to our operating subsidiary, Cogent Communications LLC, on an inter-company basis and leased optical fiber on a long-term basis from carriers with large amounts of unused fiber to which we directly connect our own optical equipment and Internet routers to form our optical fiber national backbone. We have expanded our IP Network by acquiring owned and leased fiber through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase our profitability with limited incremental capital expenditures.

Inter-city IP Network. Our inter-city IP network consists of optical fiber, including transoceanic capacity circuits for undersea portions, connecting major cities in North America, Europe, South America, Asia, Oceania and Africa. Our inter-city IP network is comprised of strands of optical fiber on the approximately 19,000-mile inter-city portion of the Sprint Network that are leased on an inter-company basis and long-term, leased strands of optical fiber, typically two to four strands, out of the multiple fibers owned from various dark fiber vendors. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along this network. We maintain, repair, upgrade and replace on the owned Sprint Network and we pay our dark fiber vendors our annual pro rata fees for these same services, often called “operation and maintenance” for the leased optical fiber. For both the owned and leased portions of our fiber network, we provide our own equipment maintenance.

Inter-city Optical Wave Network. Our inter-city Optical Wave Network consists of optical fiber connecting major cities in North America. Our inter-city Optical Wave Network is comprised primarily of the approximately 19,000-mile inter-city portion of the Sprint Network, augmented by long-term, leased strands of optical fiber, typically two to four strands, out of the multiple fibers owned from various dark fiber vendors. The portion of our Optical Wave Network that is owned by Cogent Fiber is leased to Cogent Communications LLC under a long-term IRU. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along the Optical Wave Network. We maintain, repair, upgrade and replace on the owned Sprint Network and we pay our dark fiber vendors our annual pro rata fees for these same services, often called “operation and maintenance” for the leased optical fiber. For both the owned and leased portions of our Optical Wave Network, we provide our own equipment maintenance.

Intra-city IP Networks. In each metropolitan area in which we provide our high-speed on-net Internet access services, our backbone network is connected to one or more routers that are connected to one or more of our metropolitan optical networks. Our intra-city networks are a combination of the 1,704 route miles of owned Sprint Network and our IRU rights to use optical fiber that we obtained from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. Our metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data in our IP network can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides the connection to each of our on-net customers.

Intra-city Optical Wave Network. In each metropolitan area in which we provide our optical wavelength services, our inter-city optical wave network is connected to one or more devices that are connected to one or more of our metropolitan optical wave networks. Our intra-city networks are a combination of the 1,704 route miles of owned Sprint Network and our IRU rights to use optical fiber that we obtained from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that run from the central OADM (optical add drop multiplexer) equipment in a market into our optical equipment located in our on-net buildings. In a specific metropolitan area, our intra-city optical wave network is distinct from our intra-city IP network in that area. The optical equipment in the building enables us to provide services to each of our optical wavelength service customers.

Off-Net Last Mile Connections. Within the cities where we offer our off-net Internet access services, we lease lit circuits from telecommunications carriers, primarily local telephone companies and cable TV companies, to provide the “last mile” connection to our customer’s premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation router to our network.

Multi-Tenant Office Buildings. Our IP Network is directly connected to a portfolio of 1,881 MTOBs which provide us access to a highly attractive base of bandwidth intensive tenants. In MTOBs where we provide service to multiple tenants, we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment that is generally located in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer’s local area network in its suite to the infrastructure in the building riser giving our customer dedicated and secure access to our IP Network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Carrier Neutral Data Centers. Our IP Network collocated in and can provide connectivity to customers in 1,715 CNDCs located in 1,511 buildings across our footprint. Our Optical Wave Network is collocated in and can provide optical wave services to customers in 1,068 wave enabled locations located in 927 buildings in North America. CNDCs are an integral component of the Internet and optical networking infrastructure as a place where content providers, application service providers, carriers and corporate customers locate their server and service infrastructure. CNDCs offer highly reliable, secure, cost effective and convenient space for these operators to access important services including connectivity, power, rack space and security all on a 24-hour basis in order to support their Internet and wavelength services. We believe we are connected to more CNDCs than any other IP transit provider or optical wavelength provider in North America, enabling us to offer greater coverage, more network configuration choices and increased reliability for our net-centric customers seeking either IP transit or optical wavelength services.

Cogent Data Centers. We operate 100 data centers across the United States and in Europe. These facilities comprise over 1.9 million square feet of floor space with 182 MW of available power and are directly connected to our IP Network and, in North America connected to our Optical Wave Network. We also operate 87 Cogent edge data centers composed of 174 thousand square feet of floor space and 31 MW of available power. Each location is equipped with secure access, UPS, and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

IP Internetworking. The Internet is an aggregation of interconnected networks. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering. We interconnect with the networks of our customers, which represent the majority of our interconnections and network traffic, through the sale of our transit services. We currently interconnect with 7,659 networks that pay us to exchange traffic as our customers. We supplement our customer network interconnections with settlement-free peering to non-customer tier one global ISPs. We have settlement-free private peering interconnections between our IP Network and 22 other major ISPs who are not our customers.

Tier 1 ISP Status. We directly connect with 7,659 total networks. As a result of the size and breadth of our customer base and the extensive footprint and scale of our IP Network, we are a Tier 1 ISP. We currently exchange traffic with 22 other Tier 1 ISPs on a settlement free basis. The remaining networks are customers whom we charge for Internet access. We believe our standing as a Tier 1 ISP provides us with a reputation for size, breadth and reliability. These relationships also reduce our cost of operating our IP Network versus non-Tier 1 ISP peer networks who must compensate other networks in order to deliver a significant portion of their traffic.

Peering agreements between ISPs enable them to exchange traffic. Without settlement-free peering agreements, each ISP backbone would have to buy Internet access from every other ISP backbone in order for its customer’s traffic to reach and be received from customers of other ISP backbones. We are considered a Tier 1 ISP with a large customer base, and, as a result, we have settlement-free peering arrangements with other providers with which we wish to peer. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering on our IP Network.

Network Management and Customer Care. Our primary network operations centers are located in Washington, D.C., Herndon, Virginia, Overland Park, Kansas and Madrid, Spain. These facilities provide continuous operational support for both of our networks. Our network operations centers are designed to immediately respond to any problems in either network. Our customer care call centers are located in Washington, D.C., Herndon, Virginia, Atlanta, Georgia, and Madrid, Spain. To ensure the quick replacement of faulty equipment in the intra-city and long-haul portions of both the IP Network and the Optical Wave Network, we have deployed field engineers across North America, Europe, South America and Asia. In addition, we have maintenance contracts with third-party vendors that specialize in maintaining optical and routed networks.

Field Services. Our field services organization includes over 340 employees globally. The department facilitates the deployment, maintenance, and support of products or services in our data centers, network points of presence (“PoPs”), CNDCs and MTOBs. This department is responsible for on-site activities, ranging from initial installations and configurations to troubleshooting, repairs, and upgrades. Field Services is also responsible for deployment, repair and reconfiguration of the approximately 1,704 intra-city route miles and 21,883 inter-city route miles of owned fiber optic cable comprising the Sprint Network.

Data Center Operations. Our data center operations organization includes 40 employees globally. This organization maintains our Cogent data centers and our Cogent edge data centers worldwide, including the facilities and other associated space, the power, HVAC and other systems necessary for data center function, the connectivity into the data centers, as well as assisting with the installation and maintenance of our equipment in our data centers. Where necessary, the department facilitates access and escort to potential customers as well as customers who are installing or maintaining their equipment collocated in our data centers. This department is also responsible for the conversion of former Sprint wire center facilities into Cogent data centers.

Our Customers

We offer our services to three sets of customers: corporate customers, which primarily include small and medium-sized businesses located in North America, enterprise customers, primarily from the Transaction, and net-centric customers, which include, content providers, applications service providers and access networks, comprised of ISPs, cable operators, mobile operators and phone companies located in North America, Europe, South America, Asia, Oceania and Africa.

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

Our net-centric customers purchase our IP services in our 1,715 CNDCs as well as our 100 Cogent data centers and 87 Cogent edge data centers for a total of 1,902 data centers. We support these services in 305 metropolitan markets in 57 countries across the world. These bandwidth intensive organizations typically purchase circuits ranging from 10 Gbps up to 400 Gbps, designed to provide them high-speed, bi-directional, symmetric circuits with a high degree of reliability and 100% access to the contractual capacity at all times. In addition to contractual capacity, certain net-centric customers also purchase metered service that enables customers to pay for actual volume of bits delivered on a per bit per second basis. We also offer a burst product that allows net-centric customers to utilize capacity when they exceed their contractual capacity. The charge per bit for this burst capacity typically exceeds the rate for contractual services. Overall, we believe that, on a per megabit basis, our service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facilities, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. We currently offer wavelength services in 1,068 locations, in the United States, Canada and Mexico.

Many of our net-centric customers also purchase our optical wavelength services. We offer optical wavelength services in 150 metropolitan markets in the United States, Canada and Mexico. We offer optical wavelength services in 10Gbps, 100Gbps and 400Gbps increments, and these offerings are designed to provide high-speed, dedicated point to point service.

We began to serve enterprise customers in connection with our acquisition of the Cogent Fiber Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies or companies with greater than $5 billion in annual revenue) running Wide Area Networks with several dozen to several hundred sites. Enterprise customers generally purchase dedicated internet access, MPLS based VPNs and other services in on-net and off-net locations. Our enterprise customers generally purchase our services on a price-per-location basis.

We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services over our off-net services, as on-net services generate higher gross margins, and we believe we can offer faster installation and greater reliability with our on-net service offering.

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

Workforce. As of December 31, 2025, we had 1,833 employees located in 24 different countries in a variety of different roles. Approximately 87% of our employees are located in the United States, Canada and Mexico, 11% are located in Europe, 2% are located in Oceania and 0.2% in South America. As of December 31, 2025, 32% of our employees were quota-bearing sales representatives, 10% were in sales management or sales support roles and 58% were in operational or administrative functions. Unions represent 35 of our employees in France and 4 of our employees in Sweden. The employees of the Cogent Fiber Business that operate in Germany are governed by a works council. We believe that we have a satisfactory relationship with our employees.

Employee Hiring and Retention. We compete in an industry that is highly competitive for talent. We recruit the best people for the job without regard to gender, race, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Attracting, developing and retaining skilled people in sales, technical and other positions is crucial to executing our strategy and our ability to compete effectively. While we monitor overall employee retention, we focus in particular on sales representative retention with objective performance criteria, as our new sales and revenue growth are driven almost entirely by the sales generated by our direct sales force. As a complement to our sales representative retention metric, we also closely track the pace of hiring new sales representatives.

Our sales and marketing organization comprises 43% of our employees and our sales representatives comprise 32% of our employees. For the year ended December 31, 2025, we averaged a 6.4% monthly churn rate within our sales representatives. This churn was caused primarily by failures to meet sales performance goals as well as a tightening labor market creating increased competition when hiring. During the year ended December 31, 2025, we hired 414 new sales representatives and ended the year with 590 sales representatives, a net decrease of 60 sales representatives from our total sales representatives at December 31, 2024. Our ability to recruit and retain all of our employees depends on a number of factors, including professional development, compensation and benefits, and employee engagement.

A total of 942 employees joined the Company on the Closing Date in connection with the acquisition of the Cogent Fiber Business. From the Closing Date through December 31, 2025, 569 of these employees remained - we terminated 168 of these employees and 205 voluntarily resigned after a material reduction in their job duties. We paid approximately $28.6 million in severance costs, to qualifying employees, in accordance with the terms of the Purchase Agreement. We were fully reimbursed for these severance costs by the Seller.

Professional Development. We recognize the importance of retaining our employees, and we continually strive to improve the performance of our personnel to reduce turnover. To that end, we have invested heavily in professional development as a means for improving performance.

As part of our commitment to professional development of our sales personnel, we established a sales training and enablement department that provides both online and in-person training. Our 15 regional learning managers and management development trainers are located around the world and are available for intensive, in-person group training as well as individual training with sales representatives who may need extra assistance. For the year ended December 31, 2025, our ratio of sales representatives with less than 12 months of tenure to regional learning managers was 16.7 to 1.

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

Employee Engagement. To foster and reinforce a company culture where employee concerns are heard, our CEO conducts biweekly town hall meetings to respond to employee questions, which may be submitted anonymously. On alternate weeks, we conduct online town hall chats during which a rotating member of the executive team is available to answer questions from our employees. We believe these open and unfiltered channels of communication lead to honest feedback from our employees to our management team.

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

Sales and Marketing

Direct Sales. We exclusively employ a direct sales and marketing approach. As of December 31, 2025, our sales force included 777 full-time employees. As of December 31, 2025, our quota-bearing sales force includes 590 employees with 289 employees focused primarily on the corporate market, 289 employees focused primarily on the net-centric market and 12 employees focused primarily on the enterprise market. As of December 31, 2024, our sales force included 843 full-time employees. As of December 31, 2024, our quota-bearing sales force included 650 employees with 347 employees focused primarily on the corporate market, 288 employees focused primarily on the net-centric market and 15 employees focused primarily on the enterprise market. We encourage and incentivize all of members of our sales force to focus on the marketing and sale of our on-net services. To that end, our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners and CNDC operators, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our MTOBs and CNDCs. Sales personnel are compensated with a base salary plus quota-based commissions and incentives that is geared towards on-net services. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

Competition

We face competition from incumbent telephone and cable companies, and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, sales and marketing capabilities, better-established brand names and large, existing installed customer bases in the markets in which we compete. With respect to our optical wavelength service, our competitors have offered these services for many years and have established customer bases and processes and practices. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

For the portions of our networks that are leased under IRUs from providers, some of which compete with us, we do not have title to the leased dark fiber. We rely on the owner of this leased fiber to maintain the fiber. We also depend on third-party providers, some of which compete with us, to provide intercity and intracity fiber as well as the lateral fiber connections required to add buildings to our network and to provide the local loop facilities for the provision of connections to our off-net customers.

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support, billing simplicity and brand recognition. While the Internet access speeds offered by traditional ISPs serving MTOBs using DSL or cable modems or fixed wireless typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures, particularly in CNDCs, have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

The acquisition of the Sprint Network has provided additional competitive benefits. While the Sprint Network was built in the 1980s (the nation’s first transcontinental fiber network), we believe it is of high quality and superior to many newer networks.

●	First, it has had only one owner, which ensures accurate and up-to-date records and mapping.
●	Second, it has been well maintained by a tenured engineering and field team, many of whom transitioned with the Acquisition and remain employed with the Company.
●	Third, the fiber is largely buried along railroad lines, making it less susceptible to inadvertent cuts, and is buried deeper than newer networks with stronger sheathing, mitigating some of the damage caused by inadvertent cuts.
●	Lastly, it is one consistent standard of fiber – SMF28 - which is ideal for the requirements of today’s traffic, particularly wave services, with the new optronics we are adding to the Optical Wave Network.

Regulation

Our network services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access, private networks and optical wavelengths to businesses, regulation is generally not significant. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this level of regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change.

In January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the U.S. Federal Communications Commission (“FCC”) 2024 Net Neutrality Order. In the 2024 Net Neutrality Order, the FCC classified broadband as a telecommunications service. In setting aside the 2024 Net Neutrality Order, the Sixth Circuit held that broadband providers offer only an information service, and therefore the FCC lacked the statutory authority to impose net-neutrality policies through Title II of the Communications Act of 1934.

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

Available Information

We maintain an Internet website at www.cogentco.com. We make available through a link on our Internet website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are also made available through a link to the Securities and Exchange Commission (SEC)’s Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Ethics on our website at www.cogentco.com under the “About Cogent” tab at the “Investor Relations” link under “Reports” and under “Governance” at “Corporate Governance Documents.”

ITEM 1A. RISK FACTORS

Market Risks

Our growth and financial health are subject to a number of economic risks.

A downturn in the world economy, especially the economies of North America and Europe, would negatively impact our growth. Our net-centric business would be particularly impacted by a decline in the development of new Internet-based applications and businesses that make use of the Internet. Our corporate business would be particularly impacted by an increase in vacancy rates in the MTOBs that we serve. Growth in our IP-transit segment is predicated on growth in the use of the Internet to offset the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new Internet-based applications and growth in the use of those applications and less susceptible to increases in office vacancy rates resulting from the retrenchment by consumers and businesses that typically occurs in an economic downturn.

Historical reductions in our prices are expected to continue in an inflationary economy even as our costs may increase.

Many of the regions in which we operate continue to experience an increase in or elevated inflation rates. Due to the nature of our product offerings and the industry in which we operate, which is deflationary, we may be unable to raise our prices. We expect that our historical pricing patterns will continue for the foreseeable future. Additionally, we may be unable to achieve the sales volume necessary to compensate for price reductions, which may adversely impact our revenue growth.

These historical pricing patterns are occurring against the backdrop of a general increase in prices due to inflation. In particular, the cost of electricity has increased in all countries where we purchase power. While, in certain cases, we have negotiated contracts that cap price increases due to inflation or that have fixed the price of electricity, we have experienced and may continue to experience increases in the costs of electricity and other services that we cannot pass on to our customers or may only be able to pass on partially to our customers. If these price increases continue, this may impact our profitability.

Events beyond our control may impact our ability to provide our services to our customers or increase the costs or reduce the profitability of providing our services.

Catastrophic events, such as major natural disasters, extreme weather events (including those exacerbated by climate change), fire, flooding, public health crises such as the COVID-19 pandemic or similar events as well as the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on our headquarters, other offices, our networks, infrastructure or equipment or our customers and prospective customers, which could adversely affect our business. These events may also have an adverse impact on business, financial and general economic conditions around the world. We have certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transoceanic traffic passes, and certain of our network hub sites. We also rely on third-party data centers and service providers in these regions whose own disaster recovery capabilities are beyond our control. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is located in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks and may be vulnerable to extreme weather and public health crises.

If these or any other of our key facilities or those of our critical third-party providers were destroyed or seriously damaged, a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our networks or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. Such disruptions may also increase our vulnerability to cybersecurity attacks, further complicating recovery efforts. If such a disruption occurs, our reputation could be negatively impacted, which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business and operating results. While we maintain business continuity plans and insurance coverage, these measures may not be sufficient to fully mitigate the financial or operational impact of such events.

Risks Relating to Our Acquisition of the Cogent Fiber Business

We may not realize the anticipated benefits of the acquisition of the Cogent Fiber Business, and the integration of the Cogent Fiber Business may disrupt our business and management.

The success of our acquisition of the Cogent Fiber Business, including the realization of anticipated benefits and cost savings, depends, in part, on our ability to successfully combine the operations of Cogent Fiber Business with our business. The integration has been and may continue to be more difficult, costly or time consuming than expected. The integration process involves numerous risks, including:

●	inability to achieve the financial and strategic goals for the Cogent Fiber Business and the combined businesses;

●	inability to achieve the projected cost savings for the Cogent Fiber Business and the combined businesses and the resulting impact on profitability;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products, services, and personnel of the Cogent Fiber Business;
●	entry into markets in which we have minimal prior experience and where competitors have stronger market positions;
●	disruption of our ongoing business and distraction of management and other employees from other opportunities and challenges;
●	inability to retain key personnel;
●	inability to retain key customers, vendors and other business partners or to successfully migrate customers from legacy Cogent Fiber Business services;
●	any non-occurrence of anticipated tax benefits or potential for adverse tax consequences;
●	the effects of complex accounting requirements on our reported results;
●	incurring acquisition-related costs or amortization or impairment costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to the acquired customers of the Cogent Fiber Business;
●	impairment of relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of due diligence processes to identify significant problems, liabilities or other challenges of the Cogent Fiber Business or technology;
●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the Transaction, such as claims from terminated employees, customers, or other third parties;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	increased accounts receivables collection times and working capital requirements associated with business model of the Cogent Fiber Business; and
●	incompatibility of business cultures.

If we experience difficulties during the integration process, we may not realize the benefits of the Transaction to the extent anticipated. These integration matters could have an adverse effect on our business during the transition period and on the combined company for an undetermined period after completion.

Business Risks

We need to retain profitable existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

In order to be consistently profitable and cash flow positive, we need to both retain existing profitable customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing the services we offer from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger, they may decide to build their own telecommunications backbone networks or enter into direct connection agreements with telephone and cable companies that provide Internet service to consumers or to lease dark fiber in lieu of purchasing optical wavelength services. A migration of a few very large customers to their own networks, or to closed networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

We have customers who depend on the U.S. government’s E-rate program for funding. There can be no assurance that the E-rate program will continue or that other governmental programs that fund governments and organizations that are or might become customers will continue. Any expiration, reduction or restructuring of such programs to continue could result in a loss of customers and impair our growth, cash flow and profitability.

A substantial and long-term shift to remote work may impact our ability to add new customers and to retain existing customers.

In recent years, we saw corporate customers continue their remote work policies and take a cautious approach to adding new services and upgrades to existing services, as well as a reduced demand for connecting smaller satellite offices. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. If a significant number of our corporate customers or potential customers decide to retain remote work policies, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new Internet-based applications that became part of the remote work environment. However, the exact timing and path of these trends remains uncertain, potentially increasing the current adverse impact on our business for an extended period.

Lower vacancy rates as a result of diminished lease terminations and increased leasing and subleasing activity will be a key factor in driving renewed growth in our corporate business.

During the COVID-19 pandemic, we saw increasing vacancy rates in many of our buildings due to higher lease terminations and lower leasing activity. Throughout the year ended December 31, 2025, we observed a gradual reduction in vacancy rates and an upward trend in office occupancy rates in certain markets but elevated vacancy rates remain in a number of markets, predominantly in California, Washington D.C. and the Pacific Northwest. Concurrently, there were encouraging developments in our corporate business. Despite these positive indicators, the precise timing and trajectory of these trends remain uncertain. We may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth. The elimination of non-core and low margin products also has a negative impact on our corporate revenue results.

Our business and operations are growing rapidly, and we may not be able to efficiently manage our growth.

We have grown our Company rapidly through expansion of our IP Network, obtaining new customers through our sales efforts, the acquisition of the Cogent Fiber Business and the expansion of our Optical Wave Network. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

●	expand, develop and retain an effective sales force and qualified personnel;
●	maintain the quality of our operations and our service offerings;
●	maintain and enhance our system of internal controls to ensure timely and accurate compliance with our financial and regulatory reporting requirements;
●	expand our accounting and operational information systems in order to support our growth; and
●	successfully develop, market and support our optical wavelength services.

If we fail to implement these measures successfully, our ability to manage our growth will be impaired.

We may be unable to retain existing enterprise customers, maintain the level of services provided to enterprise customers or attract new enterprise customers.

In connection with the acquisition of the Cogent Fiber Business, we acquired an enterprise customer base, a type of customer that we have not traditionally served. To manage this transition, we established a dedicated enterprise sales team within our sales force focused on retaining these customers and attracting new enterprise customers. Beginning in 2026, we merged our enterprise sales team into our retention team to streamline operations and maximize the preservation of this revenue base. The retention team is specifically tasked with maintaining existing customer relationships and servicing those clients to ensure long-term stability. Enterprise customers differ from our traditional corporate and net-centric customers in that they typically have larger, more geographically diverse operations that require a greater percentage of off-net services from us. In addition, enterprise customers are more likely to require customized solutions and processes and prefer a single provider to meet all of their connectivity needs. A number of our acquired enterprise customers purchased non-core services that we have eliminated, and this may cause such customers to look to other providers who offer a broader set of services. We may encounter difficulties retaining such customers, in converting such customers from their legacy services to newer technologies or in attracting new enterprise customers. Our inability to retain or attract such customers or to convert them to our services, could adversely affect our growth, cash flow and profitability. The elimination of non-core and low-margin products also has a negative impact on our enterprise revenue results.

Demand from certain employees to work remotely may reduce the attractiveness of our business as an employer versus some competitors who are allowing employees to work remotely.

In the fall of 2021, we began to implement a policy designed to return the vast majority of our employees to the office. Except for a brief return to remote work at the beginning of 2022 for a portion of our workforce, we have, largely maintained a full-time, in-office requirement. This policy led to small minority of our workforce leaving our employment. Further, we are experiencing competitive challenges as other companies offer hybrid or fully remote work options. Increasing and/or continued demands to work in a hybrid or fully remote work style may reduce our ability to attract and retain employees, in particular attracting and retaining salespeople.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 14 significant acquisitions, including our acquisition of the Cogent Fiber Business in 2023. However, we are very selective with respect to such acquisitions and alliances and, prior to the acquisition of the Cogent Fiber Business, we had not undertaken either for more than 17 years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

●	delays in realizing or a failure to realize the benefits we anticipate;
●	difficulties or higher-than-anticipated costs associated with integrating any acquired companies, products or services into our existing business;
●	attrition of key personnel from acquired businesses;
●	additional costs or charges associated with the repurposing or retirement of acquired assets or the elimination of acquired non-core products and services;
●	unexpected costs or charges;
●	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations; and
●	unforeseen difficulties or costs associated with the repurposing of the Sprint Network and buildings acquired with the Cogent Fiber Business.

In the past, our acquisitions have often included assets, service offerings and financial obligations that are not compatible with our core business strategy. We have expended management attention and other resources to the divestiture of assets, modification of products and systems as well as restructuring financial obligations of acquired operations. In most acquisitions, we have been successful in renegotiating the agreements that we have acquired. However, if we are unable to satisfactorily renegotiate such agreements in the future or with respect to future acquisitions, we may be exposed to large claims for payment for services and facilities we do not need.

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

To sustain our growth in various existing and emerging markets, we may need to expand an existing data center, lease a new facility, or acquire suitable land, with or without existing structures. Following the acquisition of the Cogent Fiber Business, we embarked on the conversion of Sprint facilities into data centers suitable for either wholesale lease or sale – of which 52 are wholesale facilities and 87 are edge data center facilities. Undertaking such projects exposes us to numerous risks, including increased capital spending, that could adversely impact our financial condition and operational results. The prevailing global supply chain challenges and inflation have further heightened these risks, introducing additional uncertainties into our business.

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

Currently, we are dealing with escalating construction costs attributed to the rising expenses of labor and raw materials due to inflation and tariffs, logistical challenges in the supply chain, and heightened demand, in particular for network equipment, in our sector. Despite having invested in building up a reserve of materials to address supply chain issues and inflation, there exists the possibility that it may not be sufficient. Persistent delays, difficulties in finding replacement products, and continued high inflation could potentially affect our business and growth, significantly affecting our overall business standing. Any unforeseen disruptions to our supply chain or inflationary pressures, including as a result of tariffs and other trade barriers, might substantially impact the costs associated with our planned expansion projects, potentially hindering our ability to fulfill commitments to customers who have contracted for space in new data centers under construction and to provision new on - net services.

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

Our ability to maintain or grow revenue from leasing IPv4 addresses is subject to factors beyond our control.

We own a significant inventory of IPv4 addresses, including a large block acquired through our acquisition of the Cogent Fiber Business. These addresses are critical to the operation of our network and represent an important component of the Services we provide to our customers. We generate revenue by leasing IPv4 addresses to our customers and may also seek to realize additional value through the strategic sale of excess addresses.

Our ability to maintain or grow revenue from IPv4 leasing, or realize value through an asset sale, is subject to factors beyond our control, including market liquidity, price volatility and the adoption of IPv6. Although IPv4 addresses are a finite resource, the market has historically experienced fluctuations in lease and sale rates. An increase in the supply of IPv4 addresses or a decline in demand could result in lower lease and sale rates.

If lease rates for IPv4 addresses decline, our revenue and profit margins would be negatively impacted.

We may be unable to monetize our data center or IPv4 assets.

We may be unable to lease or sell the acquired Cogent Fiber Business data centers on attractive financial terms, in sufficient volume or at all. If we are unable to do so, we may not recover the costs incurred in converting these facilities to data centers, we may not be able to recoup our renovation and carry costs, and that could adversely impact our financial condition and operational results.

Similarly, if demand for purchasing or leasing IPv4 addresses materially declines or there is a reduction in market liquidity or the market price for sale rate for IPv4 addresses, we may be unable to monetize excess IPv4 addresses on favorable terms, and that could adversely impact our financial condition and operational results.

Our commitments and disclosures regarding environmental, social, and governance (“ESG”) matters expose us to potential reputational and legal risks.

The perception of our ESG profile to customers or employees may impact our brand and reputation. Our level of commitment to ESG initiatives could influence our ability to attract or retain customers and employees who may hold different views on these matters. The timing, scope, or nature of these initiatives, goals, or commitments, as well as any revisions, may lead to criticism. Scrutiny regarding the ESG initiatives and the accuracy, adequacy, or completeness of ESG disclosures may arise. Our ESG-related initiatives, goals, commitments, or mandates or perceived failure thereof could adversely affect our reputation and materially harm our business. Our commitment to ESG initiatives at any level could lead to government scrutiny or private litigation or otherwise adversely affect our reputation and materially harm our business.

The evolving views on ESG matters has prompted the adoption of competing legal and regulatory requirements. While some jurisdictions have mandated additional disclosures related to climate change others have enacted statues that restrict the use of ESG factors in business decisions. If new laws or regulations conflict with one another, we may face heightened compliance burdens, legal uncertainty and increased costs. Our selection of voluntary disclosure frameworks and standards, as well as their interpretation or application, may change and might not align with investor or stakeholder expectations. Achieving our ESG commitments is contingent on numerous external factors beyond our control, including evolving and potentially inconsistent regulatory requirements, supplier availability meeting our standards, and the recruitment, development, and retention of diverse talent.

Competitive Risks

Our connections to the Internet require us to establish and maintain relationships with other providers, which we may not be able to maintain.

The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our IP Network is one such network. In order to obtain Internet connectivity for our IP Network, we must establish and maintain relationships with other ISPs and certain of our larger customers. These providers may be customers (who connect their network to ours by buying Internet access from us) or other large ISPs to whom we connect on a settlement-free peering basis as described below. Both customers and settlement-free peers may be competitors of ours.

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

We face significant competition from incumbent carriers, ISPs and facilities-based network operators. Relative to us, many of these providers have significantly greater financial resources, more well-established brand names, larger customer bases, sales and marketing capabilities, and more diverse strategic plans and service offerings. A number of these providers also have large bases of consumers, which makes their networks particularly attractive to content providers as they can provide a direct connection to their customers. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Decreasing prices for high-speed Internet services have somewhat diminished the competitive advantage that we have enjoyed as a result of our service pricing.

Our Internet business is premised on the idea that customers want simple Internet access and private networks rather than a combination of such services with other services such as voice services and complex managed services. Our competitors offer such services. Should the market come to favor such services our ability to acquire and keep customers would be impaired. Our competitors may also upgrade their existing services or introduce new technologies or services, such as satellite-based Internet or 5G services that could make our services less attractive to potential customers.

In our optical wavelength business, we compete with long - established network operators. These operators also have well - established brand name, larger customer bases and a sales and marketing capabilities experienced in the wavelength business. As these operators have a long history offering wavelength services, we may face challenges persuading customers to add us as a provider or to end a longstanding relationship with an existing provider.

Moreover, the continuous evolution of technology may empower our competitors to upgrade their existing services or introduce new, more advanced offerings that could potentially diminish our sales of VPN and colocation services. As a consequence, we may face challenges in acquiring and retaining customers.

Our Optical Wave Network footprint is connected primarily to CNDCs, which may not allow us to serve the entire addressable market.

Our Optical Wave Network is architecturally distinct from our IP Network and is currently designed to provide connectivity primarily to CNDCs, which may constrain our ability to compete for customers requiring wave services at MTOBs or other service locations. Although we believe our current Optical Wave Network connects to a majority of the addressable market for wave services in North America, our lack of connections to additional service locations may prevent us from fulfilling demand for end - to - end wave services at corporate offices, potentially forcing us to forgo certain opportunities. Some of our competitors maintain wave network footprints that directly reach MTOBs and other service locations allowing them to offer solutions that we cannot currently provide. If we are incorrect in our assumption about the service locations that make up the majority of the addressable market for wave services or there is a shift in demand for wave services from CNDCs to MTOBs, we may lose, or be unable to gain, market share to and from our competitors, which could have an adverse effect on our revenue growth and overall financial condition.

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

Operational Risks

Our networks may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

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

Our business depends on our ability to limit and mitigate interruptions to or degradation of the security of our networks. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, as well as trade secrets, intellectual property, personal information or other Company confidential information (collectively “Confidential Information”). We are considered a critical infrastructure provider and therefore may be more likely to be the target of cyber-attacks. Our IT Systems are subject and vulnerable to unauthorized access, social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, computer viruses, cyber-attacks, distributed denial of service (“DDOS”), and other cybersecurity risks. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

We and our employees are the target of phishing attempts and compromised links, and our IT Systems are the target of attempts at unauthorized access, a small number of which have been successful in accessing non-critical areas of our IT Systems. Our customer-facing network firewall regularly suppresses cyber-attacks and our IP Network routinely manages DDOS attacks. Although none of the incidents, individually or in the aggregate, have materially impacted our operations or business, we cannot guarantee material incidents will not occur in the future. An attack on or security breach of our network could result in theft of Confidential Information, the interruption, degradation, or cessation of services, an inability to meet our service level commitments or our financial reporting obligations, and could potentially compromise customer data stored on or transmitted over our network.

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

Our IPv4 address space is now covered by Resource Public Key Infrastructure (“RPKI”) which may not fully protect against potential risks.

In 2025, we entered into a Legacy Registration Services Agreement with ARIN covering a substantial portion of our IPv4 addresses that were originally allocated prior to the creation of ARIN and the other RIRs. The Legacy Registration Services Agreement provides us access to the full range of ARIN services, including, its Resource Public Key Infrastructure (“RPKI”) and Internet Routing Registry (“IRR”).

RPKI is a framework that enables network operators to secure routing infrastructure by associating IPv4 address ranges with autonomous system numbers. By doing so, RPKI greatly reduces the possibility of route hijacking and leaks when using Border Gateway Protocol (“BGP”) on the Internet. Failures in the RPKI system, including data inaccuracies, administrative compromises, or technical vulnerabilities, could materially impact our services, resulting in service degradation and increased exposure to route hijacking.

Network Augmentation and Maintenance Risks

Our networks are comprised of a number of separate components, and we may be unable to obtain or maintain the agreements necessary to augment or maintain our networks.

Both our IP Network and Optical Wave Network are composed of some or all of the following components: (i) leased capacity on transoceanic optical fiber; (ii) terrestrial inter-city dark optical fiber; (iii) intra-city dark optical fiber; (iv) right-of-way agreements; and (v) the buildings that we serve and the associated optical fiber connecting those buildings. We both own and lease portions of our optical fiber and obtain access to the buildings on our networks, both CNDCs and MTOBs, from a number of vendors, including intra - company leases. A number of our leases, both for fiber and building access, and right-of-way agreements are up for renewal in any given year. A deterioration in our existing relationship with these counterparties could impact either network, harm our sales and marketing efforts and could substantially reduce our potential customer base. In addition, portions of our long-haul optical fiber and metro optical fiber are nearing the end of their original projected useful life. While we believe that this fiber will remain usable beyond the projected end date, we face the risk that portions of our network may need to be replaced in the future.

We expect to enter additional agreements with carriers and operators to obtain additional facilities, whether optical fiber, leased transoceanic capacity or buildings, for each network in order to add capacity to such network and to expand our addressable market. However, we cannot assure you that we will be able to enter into such agreements in the future, be able to do so on economically attractive terms or find an adequate substitute if we are unable to reach an agreement. Failure to acquire new facilities to augment our networks could keep us from adding new markets, capacity or buildings to our networks and negatively impact our growth opportunities.

Our off-net business could suffer delays and problems due to the actions of “last mile” providers on whom we are partially dependent.

Our off-net customers are connected to our network by means of fiber optic capacity that is provided as services by local telephone and cable companies and others. We may experience problems with the installation, maintenance and pricing of these lines which could adversely affect our results of operations and our plans to add additional off-net customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing difficulties when a lack of alternatives allows a provider to charge high prices for capacity in a particular area or to a particular building. We attempt to reduce this problem by using many different providers so that we have alternatives for linking an off-net customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing. Additionally, these providers are often competing with us for the same customers and have marketed their own service to our off-net customers when our initial contract with our customer nears the end of its term.

Our business could suffer from an interruption of service from our fiber providers.

The optical fiber cable owners from whom we have leased inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees, we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us, bankruptcy, and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. We also depend on third-party providers, some of which compete with us, to provide intercity and intracity fiber as well as the lateral fiber connections required to add buildings to our networks and to provide the local loop facilities for the provision of connections to our off-net customers. Consequently, they may have incentives to act in ways unfavorable to us. We may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

With the Cogent Fiber Business acquisition, our reliance on agreements with landowners has increased.

Since the acquisition of the Cogent Fiber Business, our reliance on rights-of-way, license agreements, franchises, and authorizations from landowners, governmental bodies, railway companies, utilities, carriers, and other third parties have increased. These permissions allow us to place a portion of our network equipment on, over, or under their respective properties. Many of these authorizations have set expiration dates within the next five to ten years, and renewing or extending them on favorable terms is not guaranteed. The potential adverse impact on our operations looms if any of these authorizations are canceled, terminated, or allowed to lapse, or if landowners request price increases. The uncertainty lies in our ability to successfully extend these arrangements on favorable terms, or at all, upon expiration or establish new agreements necessary for executing our network expansion initiatives. Further, some of these agreements impose decommissioning obligations requiring us to remove fiber and related equipment from the rights-of-way at our expense upon the expiration or termination of the agreement. The associated cost could be significant and exceed our expectations. We cannot guarantee our success in these endeavors, raising concerns about the continuity of our operations and our ability to capitalize on network expansion opportunities.

Effects of climate change may impose risk of damage to our infrastructure and our ability to provide services.

Long-term climate change may give rise to extreme weather events, posing a direct threat to network facilities and impeding our ability to construct and maintain segments of our owned network assets. Such events could also disrupt suppliers, impacting their ability to deliver products and services essential for ensuring reliable network coverage. Any resulting disruptions have the potential to postpone our network deployment plans, interrupt customer services, escalate our operational costs, and adversely affect our overall operating results. The physical consequences of climate change, including heightened frequency and severity of storms, floods, fires, freezing conditions, and sea-level rise, could negatively impact our operations, infrastructure, and financial performance. Operational setbacks arising from these physical effects, such as damage to our network infrastructure, might lead to increased costs and revenue losses. To address these challenges, we may need to invest significantly in enhancing the climate resilience of our infrastructure and undertaking preparations, responses, and mitigation measures for the physical impacts of climate change. Despite these considerations, accurately predicting the materiality of potential losses or costs associated with these effects remains challenging.

We are responsible for maintenance and repair of our owned fiber network.

With the acquisition of the Cogent Fiber Business, our operations now include the ownership of a substantial fiber network. With this ownership, we assume the critical responsibility for the maintenance and repair of the entire fiber infrastructure. This introduces inherent risks that could impact our operational continuity. As historically we did not own a fiber network, this new responsibility necessitates an adjustment in our operational approach and poses challenges affecting the efficiency of maintenance activities. If we are unable to maintain our owned fiber or adequately and efficiently manage disruptions to our owned fiber network, our ability to provide services in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes.

Our new wavelength service is delivered as specific wavelengths on defined physical routes. Because these wave services are tied to a specific physical path, a single interruption on a route, such as a fiber cut, will affect all wavelengths on that route simultaneously. Such disruptions could result in a total loss of service for all wave customers on the affected route. In addition, we may incur unexpected and significant costs, delays or other difficulties in maintaining or repairing our fiber infrastructure, resulting in increased disruption in services to our customers. We may, as a result, lose revenue or customers.

Substantially all of our network infrastructure equipment is manufactured or provided by a limited number of network infrastructure vendors.

We purchase our network infrastructure equipment from a small number of vendors. Historically, we purchased from Cisco Systems, Inc. (“Cisco”) all of the routers and transmission equipment used in our IP Network. We have expanded our suppliers of routers, adding Arista Networks, Inc. (“Arista”) as a provider for certain types of routers but Cisco remains our primary vendor for routers. We purchase equipment for our Optical Wave Network and optical wave services from Ciena Corporation (“Ciena”).

If Cisco, Ciena or Arista fail to provide equipment on a timely basis or fail to meet our performance expectations, including in the event that any vendor fails to enhance, maintain, upgrade or improve the hardware or software products we purchase from them when and how we need them, we may be delayed or unable to provide services as and when requested by our customers. In particular, the telecommunications industry has experienced, and may continue to experience, significant volatility in global supply chains, including shortages of routers and transmission equipment. If our primary vendors experience manufacturing or shipping delays, or geopolitical disruptions, our lead times for critical infrastructure upgrades could extend significantly. Any such delays in the receipt of equipment could force us to defer or cancel network expansion and improvement projects, resulting in our inability to fulfill customer orders or meet installation deadlines. This could lead to a loss of potential revenue, the payment of contractual penalties or service level credits to customers, and damage to our reputation in the marketplace. Further, if we are unable to procure equipment as needed, we may be forced to pay premium prices to secure limited supply or be required to hold higher levels of inventory at increased cost, which would negatively impact our capital expenditures, liquidity, and overall financial performance. If our competitors are able to secure equipment more quickly than we are, we may be unable to gain market share in the wave segment and face a significant competitive disadvantage.

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

We have expanded our IP Network into 57 countries worldwide on every continent, other than Antarctica, and our Optical Wave Network into Canada and Mexico. We continue to explore expansion opportunities for our IP Network. We have experienced difficulties, ranging from lack of dark fiber, to regulatory issues, to slower revenue growth rates from our operations in these markets. If we are not successful in developing our market presence in these regions, our operating results and revenue growth could be adversely impacted.

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

The law relating to the liabilities of ISPs for information carried on or disseminated through their networks is unsettled. As the law in this area develops and as we expand our international operations, the potential imposition of liabilities upon us for the behavior of our customers or the information carried on and disseminated through our networks could require us to implement measures to reduce our exposure to such liabilities, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liabilities could have a material adverse effect on our business. While we attempt to limit our liability through certain provisions contained in our customer contracts, these protections may not be sufficient to protect us in all circumstances.

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

Privacy regulations, such as the GDPR and the California Consumer Privacy Act in California vary in scope and in the obligations, they impose on us. As new laws are implemented or existing structures are declared insufficient, we may find it difficult to comply with such regulations or find it costly to do so. Moreover, for our customers who collect personal information, increased regulation of the collection, processing and use of personal information may impact their business and their use of services in unknown ways. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. If any of these events were to occur, our business, results of operations, financial condition, and brand and reputation could be materially adversely affected.

In addition, in 2024, the National Security Division of the U.S. Department of Justice issued a new rule, referred to as the Data Security Program (“DSP”), to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Based on our assessment of the DSP, we do not believe we engage in covered data transactions at this time, though we may discover that we do or we may begin doing so in the future. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in legal proceedings (including class actions) or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, financial condition, and brand and reputation could be materially adversely affected.

Changes in laws, rules, and enforcement could adversely affect us.

We are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Western Europe and in Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. However, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet access and private network services. In addition, the acquisition of the Cogent Fiber Business has made us subject to additional or duplicate regulatory obligations, particularly in the countries where the Cogent Fiber Business has subsidiaries and related to the Cogent Fiber Business. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and results of operations.

As with the privacy laws described above, much of the law related to the liability of ISPs for content on the network and the behavior of our customers and their end users remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon ISPs to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, data protection, trans-border data flow, unsolicited commercial email (“spam”), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. We cannot predict the impact of these changes on us. They could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws, rules and enforcement may also adversely affect our customers. For example, a possible repeal or curtailing of Section 230 of the Communications Decency Act in the United States could have an adverse impact on our customers and, consequently, on us. While our top 25 customers represented approximately 17% of our revenue for the year ended December 31, 2025, several large net-centric customers are or may be the subject of increased regulatory scrutiny, which may impact their businesses and, consequently, their use of our services in unknown ways.

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

In 2025, President Trump announced new and additional tariffs for most imports, including imports from Canada, Mexico and China. As a result, China later announced and implemented retaliatory tariffs on U.S. goods and expanded export controls on certain critical raw materials, including rare earth minerals. The amount import tariffs and the number of products subject to tariffs have changed numerous times based on action by the U.S. government, and certain of these tariffs have been subsequently paused or modified. Following a meeting between President Trump and President Xi in October 2025, U.S. and China announced a temporary truce, including the U.S. suspending escalation of planned reciprocal tariffs for approximately one year and China suspending its 2025 retaliatory tariffs and pausing its export controls on rare earth minerals and other materials. The Administration also refrained from implementing the previously announced additional 100% tariff on Chinese imports. However, the tariff situation remains fluid. Given the uncertainty surrounding U.S. international trade policy and the U.S.-China relationship, we cannot predict how future changes in tariffs or trade restrictions will affect us.

At least one of our primary equipment vendors manufactures and ships equipment that we purchase from China. If higher tariffs are applied to our equipment purchases, it would increase our cost of equipment and our capital expenditures. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our financial results. In addition, higher costs stemming from tariffs could lead customers to seek alternative products or services from competitors in regions not affected by such trade policies, which may further impact our financial results due to declines in our sales and operating income. As a result, our financial condition and results of operations could be adversely affected.

Further, if the United States imposes additional tariffs on other countries in which we operate, those countries may respond by imposing tariffs on imports from the United States. Any such tariffs may be applied to our equipment shipments from our US operating company to our international subsidiaries, increasing our costs and impacting our financial condition and results of operations.

Tax Risks

Governments may assert that we are liable for taxes which we have not collected from our customers or paid to our vendors, and we may have to begin collecting a multitude of taxes if Internet services become subject to taxation similar to the taxation of telephone service.

In the United States, Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted or may assert that some of our operations or services should be subject to local taxes. If such jurisdictions assess taxes on prior years, we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers or former customers. If the taxation of Internet service is expanded, we will need to collect those taxes from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

Our private network services, such as our VPN and wave services, are subject to taxes and fees in various jurisdictions including the Universal Service Contribution tax in the US. We believe we collect all required taxes; however, a jurisdiction may assert that we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

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

Governments may assert that we are liable for taxes on our fiber network and equipment in amounts greater than we anticipate or believe appropriate.

Our owned fiber network is located in approximately numerous taxing jurisdictions. Each of these jurisdictions may impose real or personal property taxes on us for the value of the fiber network and/or equipment located within their jurisdiction. We may, from time to time, disagree with these valuations and seek to reduce the valuations and the attendant taxes. Our ultimate success is disputing these valuations and appealing these taxes is unknown, and as a result, we may be subject to taxes in jurisdictions or of an amount that we did not anticipate, and these amounts may be material and have an adverse effect on us.

Risk Factors Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our notes and our other indebtedness.

Our total indebtedness at December 31, 2025 at par value, was $2.4 billion and includes $450.0 million of our 2027 Notes, $300.0 million of our 2027 Mirror Notes, $600 million of our 2032 Notes, $380.4 million of our IPv4 Notes and $623.4 million of finance lease obligations. The 2027 Notes are due in June 2027 and require interest payments of $31.5 million per year, the 2027 Mirror Notes are due in June 2027 and require interest payments of $21.0 million per year and the 2032 Notes are due in July 2032 and require interest payments of $39.0 million per year, each paid semi-annually. The IPv4 Notes are effectively due in May 2029 ($206.0 million) and April 2030 ($170.4 million) and require monthly interest payments of $27.6 million per year (which amount increases if $206.0 million of the IPv4 Notes is not repaid prior to May 2029 and $170.4 million is not repaid prior to May 2030). All of our noteholders have the right to be paid the principal and any applicable premium upon an event of default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2025 includes $623.4 million of finance lease obligations for dark fiber primarily under 15 to 20-year IRUs. Our total indebtedness at December 31, 2025 excludes $324.3 million of operating lease liabilities, which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates.

This substantial amount of debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to our debt;
●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including the growth of our operations, integration of the Cogent Fiber Business, capital expenditures, dividends, purchases of our common stock and acquisitions;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures, for strategic acquisitions and for other general corporate purposes.

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

We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt indentures restrict, but do not completely prohibit, us from doing so. Subsidiaries not subject to our debt indentures, for example, may incur additional indebtedness. In addition, the indentures allow us to issue additional notes and other indebtedness secured by the collateral under certain circumstances. Moreover, we are not prevented from incurring other liabilities that do not constitute indebtedness as defined in the indentures, including additional operating leases obligations and finance lease obligations in the form of IRUs. These liabilities may represent claims that are effectively prior to the claims of our note holders. If new debt or other liabilities are added to our debt levels, the related risks that we and our subsidiaries now face could intensify.

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

In addition, our IPv4 address securitization facility requires us to maintain a specified debt service coverage ratio. Failure to maintain the debt service coverage ratio at a specified triggered level could adversely affect our business, including full or partial amortization of the principal amount or an event of default, as applicable. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the agreements governing our debt obligations.

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

We maintain the majority of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can affect the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Our ability to access restricted cash is subject to meeting specific financial covenants, and any failure to satisfy these metrics could limit our liquidity and financial flexibility.

As of December 31, 2025, a portion of our liquidity, $56.5 million of our $205.1 million total cash and cash equivalents, was classified as restricted cash. This includes $52.5 million in restricted proceeds from our IPv4 Notes. Under the terms of the IPv4 Notes indenture, this restricted cash only becomes available to us upon the achievement of specific improvements in our monthly leverage ratio and our debt service coverage ratio, which are directly tied to the performance of IPv4 address leasing by IPv4 Issuer. While we successfully unlocked $26.9 million of restricted cash during the year ended December 31, 2025, primarily due to improvements in these ratios, there is no guarantee that our future financial performance within the IPv4 leasing market will continue to meet the required thresholds. Under the Terms of the indenture, we have until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. Any amounts remaining on deposit in the prefunding account after October 2026 will be withdrawn and applied to prepay the April 2025 IPv4 Notes on a pro rata basis based on the initial principal amount.

If our operational results deteriorate, or if we fail to meet the threshold metrics required by the IPv4 Notes Indenture, we may be unable to access the remaining restricted funds. A prolonged inability to unlock this cash could limit our ability to fund capital expenditures, service our debt obligations, or respond to competitive pressures. Furthermore, our belief that we will have continued access to public debt and equity markets is subject to broader market conditions; if we are unable to unlock our internal cash reserves and simultaneously face a tightening of the capital markets, our financial condition and results of operations could be materially and adversely affected.

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

The Audit Committee of our Board of Directors is tasked with oversight of the Company network and data security efforts and is responsible for the Company’s policies and practices with respect to cybersecurity and enterprise risk management. We have a dedicated Cybersecurity Operations Team in our Information Technology department which reports directly to the CIO. The Cybersecurity Operations Team is primarily responsible for evaluating our security efforts and coordinating with our CIO and other management employees as necessary. The CIO meets with our Audit Committee regularly to update the Audit Committee on any new or identified cybersecurity threats, the Company’s cybersecurity efforts and plans for the upcoming quarters. Our Audit Committee also meets regularly with senior management, including our CIO, to receive updates and about the Company’s cybersecurity initiatives. Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

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

Our CIO’s experience includes over 20 of experience in risk management and compliance, incident response, crisis management and security architecture and technology integration. Our Cybersecurity Operations Team includes three certified information systems security professionals and their experience includes cybersecurity architecture, engineering and administration together with the development of cybersecurity policies, practices and training.

Our Cybersecurity Operations Team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

ITEM 2. PROPERTIES

As part of the acquisition of the Cogent Fiber Business, we acquired a portfolio of owned and leased properties totaling approximately 1.9 million square feet. The properties are made up of technical facilities in the United States, including core switch facilities, PoP sites, regeneration and fiber pass through locations as well as warehouse buildings that support the acquired Sprint Network. Since the closing of the acquisition, we have added 52 major Sprint Data Centers and 87 smaller Edge Data Centers to our existing 48 Cogent Data Center portfolio (down from 55 at close); growing our data center portfolio to 187 buildings. We have also added 3 office buildings, and converted 39 nodes located in Carrier Neutral Data Centers to the Cogent network.

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

Our headquarters facility consists of 43,117 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer and expires in May 2030. The lease may be cancelled by us upon 60 days’ written notice.

On January 6, 2023, we entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by our Chief Executive Officer and Chairman, David Schaeffer. The first of the New Leases is with Thorium for approximately 54,803 square feet of office space, which serves as office space replacing a portion of its office space in the Northern Virginia area. The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space which serves as network operations space (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by us without penalty upon 60 days’ written notice. We took occupancy of the office space and network operations space in April 2023. We are responsible for paying our proportionate share of the building’s operating expenses that exceed a 2023 base year and we are also responsible for paying our metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023 we entered into a Second Amendment to the lease agreement with Germanium (the “Amendment”), which amended the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This included 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by us without penalty upon 60 days’ written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

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

As of February 1, 2026, there were 106 holders of record of shares of our common stock holding 47,650,780 shares of our common stock.

Performance Graph

The graph below matches Cogent Communications Holdings’ cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2025.

	12/20	12/21	12/22	12/23	12/24	12/25
Cogent Communications Holdings	$100.00	$127.72	$105.78	$149.38	$160.20	$47.80
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ Telecommunications	100.00	102.14	74.69	82.63	93.76	107.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

On August 6, 2025, our Board of Directors authorized a plan to permit the repurchase of up to $100.0 million of our common stock in negotiated and open market transactions through December 31, 2026. This authorization replaced the previous authorization to purchase up to $50.0 million shares during fiscal 2025, which expired on December 31, 2025. As of December 31, 2025, $105.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. We did not purchase any shares of our common stock during the fourth quarter of 2025.

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

Our acquisition of Sprint Communications, now called Cogent Fiber, LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; our inability to obtain the equipment necessary for our expansion plans and customer requirements; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q.

Acquisition of Cogent Fiber Business

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid us $100.0 million, $204.2 million and $204.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Transition Services Agreement

On the Closing Date, we entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to us, and we provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. The services provided by the Seller to us include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources. The services provided by us to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

During the years ended December 31, 2025, 2024 and 2023, we were billed $0.4 million, $27.2 million and $284.1 million, respectively, as due to the Seller under the TSA. During the years ended December 31, 2025, 2024 and 2023, we paid to the Seller $1.0 million, $93.8 million and $217.2 million, respectively, under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice.

During the years ended December 31, 2025, 2024 and 2023, we billed the Seller $0.2 million, $1.1 million and $6.2 million, respectively, as due from the Seller under the TSA. During the years ended December 31, 2025, 2024 and 2023, the Seller paid us $0.2 million, $1.3 million and $6.0 million, respectively, under the TSA.

Severance reimbursement

The Purchase Agreement also provides for reimbursement from the Seller to us for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million and $16.2 million were recorded during the years ended December 31, 2024 and 2023, respectively, and fully reimbursed by the Seller. These severance payments ended in the second quarter of 2024.

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

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “CSA”) with TMUSA for colocation and connectivity services, pursuant to which we provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the CSA, we recorded service revenue of $2.6 million, $14.7 million and $23.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Year Ended
	December 31,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$975,766	$1,036,104	(5.8)%
Network operations expenses (1)	534,962	641,836	(16.7)%
Selling, general, and administrative expenses (2)	274,436	275,781	(0.5)%
Acquisition costs - Cogent Fiber Business	—	21,407	NM
Depreciation and amortization expenses	270,181	298,018	(9.3)%
Gains on lease terminations and other	2,740	3,332	NM
Interest expense, including changes in valuation of Swap Agreement	161,362	123,317	30.9%
Gain on bargain purchase – Cogent Fiber Business	—	22,202	NM
Loss on debt extinguishment and redemption – 2026 Notes	5,606	—	NM
Interest income – IP Transit Services Agreement	16,391	23,767	(31.0)%
Income tax benefit	62,791	55,575	13.0%
(1)	Includes non-cash equity-based compensation expense of $1,885 and $1,681 for 2025 and 2024, respectively.

(2)	Includes non-cash equity-based compensation expense of $24,532 and $24,057 for 2025 and 2024, respectively.

NM - not meaningful

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our IP Network and our Optical Wave Network. We do this by investing capital to expand the geographic footprint of our networks, increasing the number of buildings that we are connected to, including CNDCs and MTOBs, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our networks and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our customers benefit from our significantly faster speeds, greater aggregate throughput, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue decreased by 5.8% from the year ended December 31, 2024 to the year ended December 31, 2025. Exchange rates positively impacted our service revenue by $4.6 million. All foreign currency comparisons herein reflect results for the year ended December 31, 2025 translated at the average foreign currency exchange rates for the year ended December 31, 2024. Our total service revenue decreased primarily from the cancellation of low-margin and non-core customers we acquired with the Cogent Fiber Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our networks and offering wavelength services, adding additional buildings to our networks, increasing our penetration into the buildings connected to our networks and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income (loss). The impact of these taxes, including the Universal Service Fund, resulted in a decrease to our revenues of $1.3 million from the year ended December 31, 2024 to the year ended December 31, 2025.

	Year Months Ended
	December 31,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$427,752	$473,735	(9.7)%
Net-centric	393,565	368,583	6.8%
Enterprise	154,449	193,786	(20.3)%

Customer Connections by Customer Type - end of period
Corporate	42,579	46,371	(8.2)%
Net-centric	64,551	62,236	3.7%
Enterprise	10,513	14,776	(28.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$531,509	$544,628	(2.4)%
Off-net	397,470	454,107	(12.5)%
Wavelength	38,453	19,196	100.3%
Non-core	8,334	18,173	(54.1)%

Customer Connections – by Network Connection Type - end of period
On-net	87,944	87,500	0.5%
Off-net	24,656	28,963	(14.9)%
Wavelength	2,064	1,118	84.6%
Non-core	2,979	5,802	(48.7)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$505	$516	(2.2)%
ARPU off-net	1,235	1,153	7.1%
ARPU wavelength	2,014	1,798	12.0%
Average Price per Megabit installed base	0.17	0.24	(29.7)%

NM - not meaningful

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their IP services on a price per megabit-metered basis and purchase their optical wavelength services on a per connection basis. Our enterprise customers generally purchase our services on a price per location basis. We began to serve enterprise customers in connection with our acquisition of the Cogent Fiber Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites.

We believe that we are in a unique position to monetize the Cogent Fiber Business and its network, and we expect to achieve significant cost reduction synergies and revenue synergies from the Transaction. On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections and
●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business monthly revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 43.9%, 40.3% and 15.8% of total service revenue, respectively, for the year ended December 31, 2025 and represented 45.7%, 35.6% and 18.7% of total service revenue, respectively, for the year ended December 31, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. We continue to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers, and an increase in our wavelength revenue, partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business.

Our net-centric customers purchase our IP services on a price per megabit basis and our wavelength services on a per connection basis. The net-centric market exhibits significant pricing pressure on IP services due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 29.7% from the year ended December 31, 2024 to the year ended December 31, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 54.5%, 40.7%, 3.9% and 0.9% of total service revenue, respectively, for the year ended December 31, 2025 and represented 52.6%, 43.8%, 1.9% and 1.7% of total service revenue, respectively, for the year ended December 31, 2024.

Our on-net revenues decreased from the year ended December 31, 2024 to the year ended December 31, 2025 primarily from terminations of customers acquired with the Cogent Fiber Business offsetting the increase in revenues from our legacy Cogent customers and a decrease in amounts billed to TMUSA under the CSA. Under the CSA with TMUSA, we recorded on-net service revenue of $2.6 million and $14.7 million during the years ended December 31, 2025 and 2024, respectively.

Our off-net revenues decreased from the year ended December 31, 2024 to the year ended December 31, 2025 primarily from terminations of customers acquired with the Cogent Fiber Business offsetting the increase in revenues from our legacy Cogent customers.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Our wavelength revenue was $38.5 million for the year ended December 31, 2025 and was $19.2 million for the year ended December 31, 2024.

Our non-core revenues decreased from the year ended December 31, 2024 to the year ended December 31, 2025 primarily due to the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, that we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 16.7% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 0.5% from the year ended December 31, 2024 to the year ended December 31, 2025. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. Our decrease in SG&A operations expense is primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Cogent Fiber Business. These costs primarily include compensation and related costs and third-party services costs.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, and other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $21.4 million for the year ended December 31, 2024. There were no acquisition related costs recorded in the year ended December 31, 2025.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 9.3% primarily due to the completion of the depreciation of network equipment assets acquired with the Cogent Fiber Business that had an estimated useful life of approximately two years from the acquisition date.

Gains on Lease Terminations. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million, and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset. The $2.7 million gains for the year ended December 31, 2025 primarily resulted from the termination of certain dark fiber leases that were no longer needed as the routes were considered to be redundant with the acquired Cogent Fiber Business network and a $0.7 million gain from the sale of a small parcel of land acquired with the Cogent Fiber Business.

Gain on Bargain Purchase. We accounted for our acquisition of the Cogent Fiber Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. As of December 31, 2024, the fair value of the identifiable assets acquired was $1.9 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $0.9 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller, resulting in a total gain on bargain purchase of $1.4 billion. During the year ended December 31, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in an increase to the gain on bargain purchase of $22.2 million for the year ended December 31, 2024.

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

Loss on Debt Extinguishment and Redemption – 2026 Notes. On June 17, 2025 we issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our 2026 Notes. The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under the 2026 Notes. The obligations under the 2026 Notes included the $500.0 million principal amount, a $5.0 million make-whole payment and $2.2 million of accrued interest. As a result of the redemption of the 2026 Notes we incurred a loss on debt extinguishment and redemption of $5.6 million.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$500.0 million 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million 2032 Notes issued on June 17, 2025 in connection with the extinguishment of our 2026 Notes,
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”),
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”),
●	Swap Agreement; and
●	Finance lease obligations.

As of December 31, 2025, the fair value of our Swap Agreement was a liability of $4.1 million. Changes in the valuation of our Swap Agreement are related to changes in interest rates and are included in interest expense. Our interest expense increased by 30.9% from the year ended December 31, 2024 to the year ended December 31, 2025, primarily due to the May 2024 issuance of our $206.0 million of Existing IPv4 Notes, the April 2025 issuance of $174.4 million of our New IPv4 Notes, the June 2024 issuance of our $300.0 million 2027 Mirror Notes and the June 2025 issuance of our $600.0 million of 2032 Notes.

Income Tax Benefit. Our income tax benefit was $62.8 million for the year ended December 31, 2025 and $55.6 million for the year ended December 31, 2024. The change in our income tax benefit was primarily related to the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of December 31, 2025 and 2024, we had a total of 3,579 and 3,453 on-net buildings connected to one or both of our networks, respectively. The increase of 126 buildings in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our networks for the next several years.

Liquidity and Capital Resources

Acquisition of Cogent Fiber Business

Acquisition of Cogent Fiber Business – Cash Flow

The Cogent Fiber Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Cogent Fiber Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Cogent Fiber Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services. We are selling these services to our existing customers, customers we acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Our cash flow requirements related to the acquisition of the Cogent Fiber Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our Optical Wave Network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through December 31, 2025, we received monthly payments totaling $508.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

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

Our long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

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

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of December 31, 2025, $4.1 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $4.3 million deposit with the counterparty to the Swap Agreement. The Swap Agreement expired in February 2026.

In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discount rate an IRU finance lease agreement between us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million, and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Cogent Fiber Business, the lingering impact of the COVID-19 pandemic and bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we decreased our quarterly dividend to $0.02 per share of common stock for the dividend that was paid in the fourth quarter of 2025. Any future determination regarding dividends, including a decision to increase our quarterly dividend, will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Cash, cash equivalents and restricted cash

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $205.1 million. Restricted cash as of December 31, 2025 was $56.6 million. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which $72.6 was restricted. This restricted cash becomes available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture). During the year ended December 31, 2025, the restriction on $26.9 million of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Indenture. Under the Terms of the indenture, we have until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. Any amounts remaining on deposit in the prefunding account after October 2026 will be withdrawn and applied to prepay the April 2025 IPv4 Notes on a pro rata basis based on the initial principal amount.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash (used in) provided by operating activities	$(10,579)	$(8,645)	$17,345
Net cash (used in) provided by investing activities	(87,569)	21,492	76,726
Net cash provided by (used in) financing activities	62,904	105,925	(257,851)
Effect of exchange rates on cash	12,440	(4,637)	1,649
Net (decrease) increase in cash, cash equivalents and restricted cash during the year	$(22,804)	$114,135	$(162,131)

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

On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller provides to us, and we provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During 2025, 2024 and 2023, we were billed $0.4 million, $27.2 million and $284.1 million, respectively, under the TSA, primarily for reimbursement at cost of payments to vendors of the Cogent Fiber Business. During 2025, 2024 and 2023 we paid $1.0 million, $93.8 million and $217.2 million to the Seller under the TSA, respectively. Amounts recorded and paid as due to the Seller under the TSA resulted in a use of cash in operating activities of $0.5 million for 2025 and $66.4 million for 2024 and contributed $66.9 million to net cash provided by operating activities for 2023.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $187.6 million, $195.0 million and $129.6 million for 2025, 2024 and 2023, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network.

Our primary source of cash provided by investing activities is our IP Transit Services Agreement with TMUSA. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During 2025, 2024 and 2023 we were paid $100.0 million, $204.2 million and $204.2 million under the IP Transit Services Agreement, respectively. In May 2023, we paid $61.1 million and acquired $47.1 million of cash and in 2023 we paid $5.0 million related to our acquisition of the Cogent Fiber Business. In 2024 and 2023 we received $12.3 million and $16.2 million of reimbursed severance payments, respectively, related to our acquisition of the Cogent Fiber Business. We received a combined net total of $14.5 million of cash received (including reimbursed severance payments) related to our acquisition of the Cogent Fiber Business.

Net Cash Provided by (Used in) Financing Activities. Our primary uses of cash for financing activities are for dividend payments, principal payments under our finance lease obligations and purchases of our common stock. Our primary sources of cash for financing activities are issuances of note obligations. During 2025, 2024 and 2023, we paid $150.1 million, $189.4 million and $181.7 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased from 2023 to 2024 due to increases in our quarterly dividend per share amounts. In the fourth quarter 2025, we reduced our quarterly dividend payment to $0.02 per share. Principal payments under our finance lease obligations were $33.8 million, $74.6 million and $77.4 million, respectively. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discount rate an IRU finance lease agreement between us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. The other changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, purchases associated with providing wave services and adding buildings to our network. During 2025, we purchased 341,818 shares of our common stock for $16.7 million. During 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in 2023.

We completed a series of debt issuances and redemptions in 2025 and 2024.

On April 11, 2025, we issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the Securities Act. The net proceeds of the New IPv4 Notes, after offering expenses were $170.5 million, of which $72.6 million was restricted cash. Certain of the restricted cash net proceeds becomes available to us based upon improvements in our monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture). During the year ended December 31, 2025, $26.9 million of restricted cash became unrestricted primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture.

Interest on our New IPv4 Notes is paid monthly. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on our New IPv4 Notes monthly. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, mandatory prepayment or acceleration triggers are activated.

On June 4, 2025, we issued a notice of conditional full redemption to holders of all of our outstanding $500.0 million Existing 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On June 17, 2025 (the “2032 Notes Closing Date”), we completed an offering of $600.0 million of 2032 Notes for issuance in a private placement not registered under the Securities Act. The net proceeds from the offering were $597.8 million after deducting offering expenses. On the 2032 Notes Closing Date, we used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge our obligations under our 2026 Notes. The obligations paid under our 2026 Notes included:

●$500.0 million principal amount,
●$5.0 million make-whole payment, and
●$2.2 million of accrued interest.

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

Indebtedness

Our total cash, cash equivalents and restricted cash at December 31, 2025 were $205.1 million and our net accounts receivable were $88.1 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges. We intend to hold levels of cash and cash equivalents sufficient to maintain our ability to fund our operations and to fund our reduced dividend payments.

Our total indebtedness at December 31, 2025, at par value, was $2.4 billion, which includes $623.4 million of finance lease obligations for dark fiber under long-term IRU agreements.

Our long-term debt obligations include;

●	$600.0 million aggregate principal amount of 2032 Notes,
●	$300.0 million aggregate principal amount of 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of 2027 Notes,
●	$206.0 million aggregate principal amount of Existing IPv4 Notes issued in May 2024 and
●	$174.4 million aggregate principal amount of secured New IPv4 Notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).
o	The 2032 Notes were issued in June 2025, are due on July 1, 2032, and bear interest at a rate of 6.50% per year. Interest on the 2032 Notes is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2026.
◾	The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes due to mature in May 2026 (the “Secured 2026 Notes”), that were due on May 1, 2026, and bore interest at a rate of 3.50% per year.
o	The Existing IPv4 Notes were issued for an aggregate principal amount of $206.0 million and bear interest at a rate of 7.924%, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”).
o	The New IPv4 Notes were issued for an aggregate principal amount of $174.4 million and bear interest at a rate of 6.646%, with an ARD of April 2030. Interest on the IPv4 Notes is paid monthly.
o	The 2027 Mirror Notes were issued for an aggregate principal amount of $300.0 million in June 2024, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
o	The 2027 Notes were issued for an aggregate principal amount of $450.0 million in June 2022, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
o	Interest on the 2027 Mirror Notes and the 2027 Notes is paid semi-annually on June 15 and December 15 of each year.
o	See Note 4 “Long-term Debt” to our consolidated financial statements for disclosures related to our long-term debt obligations.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the Indentures. Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months and year ended December 31, 2025 is detailed below (in thousands):

As of December 31, 2025
(Unaudited)
Cash and cash equivalents	$14,887
Restricted cash	54,815
Accounts receivable, net	5,287
Other current assets	11,280
Total current assets	86,269
Property and equipment, net	195,405
Right-of-use leased assets	18,331
Deposits and other assets	8,069
Intangible assets, net	17,457
Due from T-Mobile - Purchase Agreement	24,109
Total assets	$349,640

Accounts payable	$2,226
Accrued and other liabilities	39,358
Operating lease liabilities, current maturities	42,022
Total current liabilities	83,606
Operating lease liabilities	185,525
Due to Cogent Communications, LLC	746,059
Senior secured IPv4 Notes	371,537
Deferred income tax liabilities	428,977
Other long-term liabilities	17,128
Total liabilities	1,832,832
Total stockholders’ deficit	(1,483,192)
Total liabilities and stockholders’ deficit	$349,640

Three Months Ended
December 31, 2025
(Unaudited)
Service revenue	$14,415
Operating expenses:
Network operations	17,987
Selling, general, and administrative	22,505
Equity-based compensation expense	5,547
Depreciation and amortization	15,116
Total operating expenses	61,155
Operating loss	(46,740)
Interest expense	(7,254)
Interest income - Purchase Agreement	450
Interest income and other, net	(1,956)
Net loss	$(55,500)

Year Ended
December 31, 2025
(Unaudited)
Service revenue	$54,337
Operating expenses:
Network operations	76,216
Selling, general, and administrative	76,574
Equity-based compensation expense	29,938
Depreciation and amortization	106,080
Total operating expenses	288,808
Operating loss	(234,471)
Interest expense	(26,526)
Interest income – Purchase Agreement	1,749
Interest income and other, net	(10,491)
Net loss	$(269,739)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”) through December 31, 2026. During the year ended December 31, 2025, we purchased 341,818 shares of our common stock for $16.7 million. During the year ended December 31, 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock during the year ended December 31, 2023. As of December 31, 2025, there was a total of $105.8 million available under the Buyback Program.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 18, 2026, our Board of Directors approved the payment of our quarterly dividend of $0.02 per common share. The dividend for the first quarter of 2026 will be paid to holders of record on March 6, 2026. This estimated $1.0 million dividend payment is expected to be made on March 20, 2026. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by our Board of Directors. We are a Delaware Corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The Indentures limit our ability to return cash to our stockholders. See Note 4 “Long-term Debt” to our consolidated financial statements for additional discussion of limitations on distributions.

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

Intangible Asset

In connection with the Transaction, we recorded an intangible asset totaling $458.0 million for acquired IPv4 addresses. The fair value measurement of the IPv4 address asset was recorded in purchase accounting in the context of the acquisition of a distressed business with a material bargain purchase gain, based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. We believe that the IPv4 address asset has an indefinite useful life and is not being amortized. We evaluate the IPv4 address intangible asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing our impairment assessment, we first evaluated qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount. The factors we evaluated include market data for sales and leases of IPv4 addresses and cash flows associated with the asset. Upon consideration of these factors, we determined that it was not more-likely-than-not that the asset was impaired, and that a quantitative impairment assessment was not required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

Interest Expense and Restricted Cash

Our cash flow exposure due to changes in interest rates related to our 2032 Notes, IPv4 Notes, 2027 Mirror Notes and 2027 Notes is limited as these notes have fixed interest rates. Beginning in August 2021, we used a swap agreement to manage our interest rate risk on our 2026 Notes. Our Swap Agreement has the economic effect of modifying our fixed-interest rate obligation associated with our now extinguished 2026 Notes to a variable interest rate obligation based on SOFR. The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as an additional interest expense or a reduction to interest expense with the corresponding amount included in liabilities or assets, respectively, in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR related to our 2026 Notes. We have not entered into hedge agreements related to our 2032 Notes, IPv4 Notes, 2027 Mirror Notes or 2027 Notes, and we do not use derivative financial instruments for trading purposes. We have a $4.4 million interest-bearing deposit with the counterparty to our Swap Agreement. As of December 31, 2025, the fair value of the Swap Agreement was a liability of $4.1 million, and as a result, $4.1 million of the deposit was restricted and $0.3 million was unrestricted. A 1.0% change in interest rates as of December 31, 2025 would not materially impact the valuation of our Swap Agreement since it expired in February 2026.

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash, cash equivalents and restricted cash, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2025, our foreign activities accounted for 19.4% of our consolidated revenue. A 1.0% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.3 million. Changes in foreign currency rates could adversely and materially affect our operating results and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

At December 31, 2025, the Company’s IPv4 address indefinite-lived intangible asset was $458.0 million. As discussed in Note 1 to the consolidated financial statements, the IPv4 address indefinite-lived intangible asset is evaluated for impairment annually on the first day of the fourth quarter, or more frequently when indicators of impairment exist. The Company did not record any impairment of the IPv4 address indefinite-lived intangible asset during the year.

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

February 20, 2026

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$148,515	$198,486
Restricted cash	56,597	29,430
Accounts receivable, net of allowance for credit losses of $4,610 and $9,762, respectively	88,050	96,934
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $10,401 and $16,915, respectively	89,599	83,085
Due from T-Mobile, Transition Services Agreement	119	62
Prepaid expenses and other current assets	67,701	74,104
Total current assets	450,581	482,101
Property and equipment:
Property and equipment	3,642,906	3,319,731
Accumulated depreciation and amortization	(1,921,832)	(1,655,564)
Total property and equipment, net	1,721,074	1,664,167
Right-of-use leased assets	310,523	324,315
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	11,251	13,029
Due from T-Mobile, IP Transit Services Agreement, net of discount of $2,255 and $12,122, respectively	89,412	179,534
Due from T-Mobile, Purchase Agreement, net of discount of $4,006 and $5,755, respectively	24,109	22,360
Deposits and other assets	34,834	29,596
Total assets	$3,099,784	$3,173,102
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,571	$39,805
Accrued and other current liabilities	109,582	134,609
Due to T-Mobile – Transition Services Agreement	—	525
Current maturities, operating lease liabilities	54,576	57,172
Finance lease obligations, current maturities	26,112	21,225
Total current liabilities	220,841	253,336
Senior secured 2032 notes, net of unamortized debt costs of $2,020	597,980	—
Senior secured 2026 notes, net of unamortized debt costs of $375 and discount of $499	—	499,126
Senior unsecured 2027 notes, net of unamortized debt costs of $1,236 and $2,013, respectively, and discounts of $4,344 and $7,053, respectively	744,420	740,934
Secured IPv4 notes, net of debt costs of $8,863 and $6,702, respectively	371,537	199,298
Operating lease liabilities, net of current maturities	269,753	302,004
Finance lease obligations, net of current maturities	597,239	517,161
Deferred income tax liabilities	333,294	398,266
Other long-term liabilities	28,568	40,129
Total liabilities	3,163,632	2,950,254
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 50,062,158 and 49,034,925 shares issued and outstanding, respectively	50	49
Additional paid-in capital	643,256	629,829
Accumulated other comprehensive income (loss)	1,428	(30,685)
Accumulated deficit	(708,582)	(376,345)
Total stockholders’ (deficit) equity	(63,848)	222,848
Total liabilities and stockholders’ (deficit) equity	$3,099,784	$3,173,102

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2025	2024	2023
Service revenue	$975,766	$1,036,104	$940,922
Operating expenses:
Network operations (including $1,885, $1,681 and $1,069 of equity-based compensation expense, respectively), exclusive of amounts shown separately	534,962	641,836	544,232
Selling, general, and administrative (including $24,532, $24,057 and $25,855 of equity-based compensation expense, respectively)	274,436	275,781	275,318
Acquisition costs – Cogent Fiber Business	—	21,407	18,492
Depreciation and amortization	270,181	298,018	232,209
Total operating expenses	1,079,579	1,237,042	1,070,251
Gains on lease terminations and other	2,740	3,332	—
Operating loss	(101,073)	(197,606)	(129,329)
Interest expense, including change in valuation – interest rate swap	(161,362)	(123,317)	(93,344)
Loss on debt extinguishment and redemption – 2026 Notes	(5,606)	—	—
Gain on bargain purchase – Cogent Fiber Business	—	22,202	1,406,435
Interest income – IP Transit Services Agreement	16,391	23,767	26,796
Interest income – Purchase Agreement	1,749	748	1,889
Interest income and other	4,936	14,557	7,030
(Loss) income before income taxes	(244,965)	(259,649)	1,219,477
Income tax benefit	62,791	55,575	53,964
Net (loss) income	$(182,174)	$(204,074)	$1,273,441

Comprehensive (loss) income:
Net (loss) income	$(182,174)	$(204,074)	$1,273,441
Foreign currency translation adjustment	32,113	(16,300)	4,771
Comprehensive (loss) income	$(150,061)	$(220,374)	$1,278,212
Basic net (loss) income per common share	$(3.80)	$(4.28)	$26.88
Diluted net (loss) income per common share	$(3.80)	$(4.28)	$26.62
Dividends declared per common share	$3.05	$3.92	$3.76
Weighted-average common shares-basic	47,928,826	47,627,873	47,373,361
Weighted-average common shares -diluted	47,928,826	47,627,873	47,837,512

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2025

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Amount	Capital	Loss	(Deficit)	Equity (Deficit)
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(63,890)	—	—	—	—	—
Equity-based compensation	—	—	30,464	—	—	30,464
Foreign currency translation	—	—	—	4,771	—	4,771
Issuances of common stock	634,056	1	—	—	—	1
Exercises of options	25,073	—	1,227	—	—	1,227
Dividends paid	—	—	—	—	(181,716)	(181,716)
Net income	—	—	—	—	1,273,441	1,273,441
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(128,885)	—	—	—	—	—
Equity-based compensation	—	—	28,838	—	—	28,838
Foreign currency translation	—	—	—	(16,300)	—	(16,300)
Issuances of common stock	672,098	—	—	—	—	—
Exercises of options	36,465	—	2,204	—	—	2,204
Common stock purchases and retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(189,408)	(189,408)
Net loss	—	—	—	—	(204,074)	(204,074)
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(132,307)	—	—	—	—	—
Equity-based compensation	—	—	29,938	—	—	29,938
Foreign currency translation	—	—	—	32,113	—	32,113
Issuances of common stock	1,497,592	1	—	—	—	1
Exercises of options	3,766	—	175	—	—	175
Common stock purchases and retirement	(341,818)	—	(16,686)	—	—	(16,686)
Dividends paid	—	—	—	—	(150,063)	(150,063)
Net loss	—	—	—	—	(182,174)	(182,174)
Balance at December 31, 2025	50,062,158	$50	$643,256	$1,428	$(708,582)	$(63,848)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2025

(IN THOUSANDS)

	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(182,174)	$(204,074)	$1,273,441
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	270,181	298,018	232,209
Amortization of debt discounts and premium	5,724	3,688	1,323
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(18,140)	(24,515)	(28,685)
Equity-based compensation expense (net of amounts capitalized)	26,417	25,738	26,924
Gain on bargain purchase – Cogent Fiber Business	—	(22,202)	(1,406,435)
Loss on extinguishment & redemption of 2026 notes	5,606	—	—
Gains – lease terminations and other	(2,740)	(3,332)	212
Deferred income taxes	(64,972)	(51,623)	(69,582)
Changes in operating assets and liabilities:
Accounts receivable	8,884	38,541	(51,002)
Prepaid expenses and other current assets	(1,449)	(5,839)	(11,001)
Due to T-Mobile – Transition Services Agreement	(525)	(66,383)	66,908
Due from T-Mobile – Transition Services Agreement	(57)	4,452	(4,514)
Deposits and other assets	(6,921)	(3,966)	(1,548)
Accounts payable, accrued liabilities and other long-term liabilities	(50,413)	2,852	(10,905)
Net cash (used in) provided by operating activities	(10,579)	(8,645)	17,345
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	100,000	204,167	204,167
Acquisition of Cogent Fiber Business, net of $47.1 million of cash acquired in 2023	—	12,323	2,191
Purchases of property and equipment	(187,569)	(194,998)	(129,632)
Net cash (used in) provided by investing activities	(87,569)	21,492	76,726
Cash flows from financing activities:
Net proceeds from issuance of senior secured 2032 notes - net of debt costs of $2.2 million	597,842	—	—
Net proceeds from issuance of senior unsecured 2027 notes, net of debt costs of $1.6 million and a discount of $6.8 million	—	291,879	—
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $4.0 million and $7.6 million, respectively	170,479	198,426	—
Redemption and extinguishment of secured 2026 notes	(505,000)	—	—
Dividends paid	(150,063)	(189,408)	(181,716)
Purchases and retirement of common stock	(16,686)	(7,968)	—
Principal payments of finance lease obligations	(33,843)	(74,632)	(77,362)
Settlement of a finance lease – at a discount	—	(114,576)	—
Proceeds from exercises of common stock options	175	2,204	1,227
Net cash provided by (used in) financing activities	62,904	105,925	(257,851)
Effect of exchange rate changes on cash	12,440	(4,637)	1,649
Net (decrease) increase in cash and cash equivalents & restricted cash	(22,804)	114,135	(162,131)
Cash and cash equivalents & restricted cash, beginning of year	227,916	113,781	275,912
Cash and cash equivalents & restricted cash, end of year	$205,112	$227,916	$113,781
Supplemental disclosures of cash flow information:
Cash paid for interest	$154,748	$133,954	$104,698
Cash paid for income taxes net of (refunds) for 2025 -See Note 5	(659)	3,165	35,291
Non-cash investing and financing activities:
Finance lease obligations incurred	149,058	241,193	232,468
Fair value of equipment acquired in leases	—	—	141

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company operates two networks: an IP Network specifically designed and optimized to transmit packet routed data and an Optical Wave Network designed to provide optical wave and transport services. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 57 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its IP Network to its customers’ premises. The Company offers its on-net services to customers located in buildings that are physically connected to its IP Network. As a result, the Company is not dependent on local telephone companies or cable TV companies to serve its customers for its on-net Internet access and private network services. The Company’s on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 megabits per second to 400 gigabits per second.

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

Following the Company’s acquisition of Cogent Fiber LLC and pursuant to intercompany arrangements between Cogent Fiber LLC and the Company for use of the acquired Cogent Fiber LLC network, the Company began to provide optical wavelength services and optical transport services over its Optical Wave Network that is generally independent of the Company’s IP Network. The Company is selling these wavelength services to its existing customers, customers of Cogent Fiber LLC and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Additionally, the customers of the Cogent Fiber Business (as defined below) include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Cogent Fiber LLC, the Company expanded selling services to these larger “Enterprise” customers.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”) which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation disaggregated into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold as defined within the standard. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025, which affects only the Company’s disclosures and does not impact its results of operations or financial condition.

Accounting Standards Not Yet Adopted

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

Acquisition of Cogent Fiber Business

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

The Company believes it is in a unique position to monetize the Cogent Fiber Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Cogent Fiber Business included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2023 were $283.3 million and $234.5 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Cogent Fiber Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller. The final determination of the Working Capital Adjustment (which included the Short - term Lease Payment below) was completed in April 2024, and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short - term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $1.8 million, $0.7 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid the Company $100.0 million, $204.2 million and $204.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $16.4 million, $23.8 million and $26.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to the Buyer, and the Buyer provides to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. The services provided by the Seller to the Buyer included, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources services. The services provided by the Buyer to the Seller included, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services were calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Cogent Fiber Business by T-Mobile are reimbursed at cost.

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

During the years ended December 31, 2025, 2024 and 2023, the Company was billed $0.4 million, $27.2 million and $284.1 million as due to the Seller under the TSA, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company paid $1.0 million, $93.8 million and $217.2 million to the Seller under the TSA, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company billed the Seller $0.2 million, $1.1 million and $6.2 million as due from the Seller under the TSA, respectively. During the years ended December 31, 2025, 2024 and 2023, the Seller paid the Company $0.2 million, $1.3 million and $6.0 million under the TSA, respectively. As of December 31, 2025, the Company owed the Seller and the Seller owed the Company immaterial amounts under the TSA. As of December 31, 2024, the Company owed $0.5 million to the Seller and the Seller owed $0.1 million to the Company under the TSA.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, the Company recorded revenue of $2.6 million, $14.7 million and $23.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, TMUSA owed $1.0 million and $2.6 million, respectively, to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition related costs (not including severance costs). Acquisition - related costs (not including severance costs) were $9.1 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. There were no acquisition costs in the year ended December 31, 2025.

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

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This was primarily comprised of the legacy Sprint network and consisted of optical fiber, related equipment, and owned real estate that were valued using a combination of cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

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

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“IPv4”) addresses and $16.0 million of acquired customer relationships. During the fourth quarter of 2023, the Company recorded a reduction to acquired customer relationships, totaling $41.0 million from revisions to certain assumptions. The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market-based income approach. Amortization expense was $1.8 million, $1.8 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense of the customer relationships is $1.8 million per year for six years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful life and are not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through December 31, 2025.

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	Beginning	Expected Credit	Charged Against	End of
Description	of Period	Losses	Allowance	Period
Allowance for credit losses (deducted from accounts receivable)
Year ended December 31, 2025	$9,762	$3,733	$(8,885)	$4,610
Year ended December 31, 2024	$3,677	$13,572	$(7,487)	$9,762
Year ended December 31, 2023	$2,303	$10,475	$(9,101)	$3,677

The current-period provision for expected credit losses is net of bad debt recoveries of $4.4 million, $2.9 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Lessor Accounting

The Company is a lessor for leases of owned dark fiber acquired in connection with the Transaction, that have contract terms that are accounted for as operating leases. These transactions are generally structured as indefeasible - right - of use agreements (“IRUs”), that are the exclusive right to use specified fibers for a specified term, typically 20 - 25 years. Cash consideration received on transfers of dark fiber, including upfront installation fees, is recognized on a straight - line basis to service revenue over the term of the agreement. Lease income is included in service revenue in the consolidated statements of comprehensive income (loss).

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

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Finance lease cost amortization of right-of-use assets	$54,712	$48,370	$64,698
Interest expense on finance lease liabilities	48,016	40,352	34,940
Operating lease cost	73,574	98,521	92,763
Total lease costs	176,302	187,243	192,401
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(46,989)	$(37,829)	$(33,080)
Operating cash flows from operating leases	$(74,655)	$(102,649)	$(93,924)
Financing cash flows from finance leases	$(33,843)	$(189,208)	$(77,362)
Right-of-use assets obtained in exchange for new finance lease liabilities	$149,058	$241,193	$232,468
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,597	$12,614	$13,682
Weighted-average remaining lease term — finance leases (in years)	16.8	17.1	11.5
Weighted-average remaining lease term — operating leases (in years)	11.3	10.9	12.2
Weighted average discount rate — finance leases	8.4%	8.1%	7.6%
Weighted average discount rate — operating leases	7.6%	7.8%	8.1%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under IRUs. These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of December 31, 2025, the Company had committed to additional dark fiber IRU lease agreements totaling $113.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending December 31,	Leases	Leases
2026	$62,137	$71,002
2027	58,180	67,618
2028	55,856	66,719
2029	46,584	65,938
2030	28,685	65,629
Thereafter	230,238	822,174
Total minimum lease obligations	481,680	1,159,080
Less—amounts representing interest	(157,351)	(535,729)
Present value of minimum lease obligations	324,329	623,351
Current maturities	(54,576)	(26,112)
Lease obligations, net of current maturities	$269,753	$597,239

IRU finance lease termination – discount and gain on lease termination

In June 2024, the Company elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement (the “IRU Lease”) for $114.6 million acquired with the Cogent Fiber Business. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 monthly principal payments of $4.2 million each totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. The Company is continuing to use the related IRU asset.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on a straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. These contract costs were $40.0 million as of December 31, 2025 and $31.9 million as of December 31, 2024 and are included in prepaid expenses and other current assets (current portion) and deposits and other assets (non - current portion) on the consolidated balance sheets.

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

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of termination fees. The Company recognizes revenue for termination fees as they are collected. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the years ended December 31, 2025, 2024 and 2023 was $5.8 million, $6.5 million and $4.9 million, respectively. Amortization expense for contract costs for the years ended December 31, 2025, 2024 and 2023 was $23.2 million, $20.6 million and $19.3 million, respectively and are included within selling, general, and administrative expenses on the consolidated statements of comprehensive (loss) income.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $79.2 million, $80.4 million, and $50.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Network operations

Network operations expenses include the costs of personnel and related operating expenses associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, right-of-way fees, access fees paid to building owners and certain excise taxes and surcharges recorded on a gross basis. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

Foreign currency translation adjustment and comprehensive income

The consolidated financial statements of the Company’s non-US operations are translated into US dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive income in stockholders’ equity. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company’s foreign exchange transaction gains (losses) are included within interest income and other on the consolidated statements of comprehensive (loss) income.

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

At December 31, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2 market approach) at December 31, 2025,

●	The fair value of the Company’s $600.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $553.5 million,
●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $445.5 million,
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Mirror Notes”) was $297.0 million,
●	The fair value of the Company’s $380.4 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $390.7 million, and
●	The fair value of the Company’s interest rate swap agreement (the “Swap Agreement”) was $4.1 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement as discussed in Note 4 and was $4.1 million as of December 31, 2025 and $22.3 million at December 31, 2024. Additional restricted cash related to the IPv4 Notes, as discussed in Note 4, was $52.5 million as of December 31, 2025 and $7.1 million at December 31, 2024. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Note Indenture, as defined below. The Company does not use derivative financial instruments for trading purposes.

Concentrations of credit risk

The Company’s assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2025 and 2024, the Company’s cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, South America, Oceania and Africa. Receivables from the Company’s net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company’s corporate and enterprise customers.

The Company relies upon a limited number of equipment vendors for the majority of its network equipment and is also dependent upon many third-party fiber and right-of-way providers for providing its services to its customers.

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

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally, 15 to 20 years
Network equipment	2 to 8 years
Leasehold improvements	Shorter of lease term, including reasonably assured renewal periods, or useful life
Software	5 - 10 years
Owned buildings	16 to 40 years
Office and other equipment	2 to 7 years
Asset retirement obligations	4 years
System infrastructure	5 to 40 years

Change in estimated useful life - owned fiber

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of owned fiber acquired as part of the acquisition of the Cogent Fiber Business were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective July 1, 2024, the Company changed its estimates of the useful lives of its owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the owned fiber, within system infrastructure, that previously averaged 14 years were increased to an average of 40 years. The effect of this change in estimate on the year ended December 31, 2024 was to reduce depreciation expense by $8.7 million, increase net income by $6.5 million, and increase basic and diluted earnings per share by $0.14.

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

Income taxes

The Company’s deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based upon the changes in the assets or liability from period to period. The Company accounts for U.S. tax on Global Intangible Low-Taxed Income in the period incurred. At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. Valuation allowances are established when management determines that it is “more likely than not” that some portion or all of the deferred tax asset may not be realized. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance including its historical operating results, ongoing tax planning, and forecasts of future taxable income, on a jurisdiction-by-jurisdiction basis. The Company reduces its valuation allowance if the Company concludes that it is “more likely than not” that it would be able to realize its deferred tax assets.

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

The following details the determination of the diluted weighted-average shares:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Weighted-average common shares—basic	47,928,826	47,627,873	47,373,361
Dilutive effect of stock options	—	—	15,380
Dilutive effect of restricted stock	—	—	448,771
Weighted-average common shares—diluted	47,928,826	47,627,873	47,837,512

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31,	December 31,	December 31,
	2025	2024	2023
Unvested shares of restricted common stock	2,348,875	1,489,277	1,261,623
Anti-dilutive options for common stock	231,515	149,908	118,985
Anti-dilutive shares of restricted common stock	745,668	704,070	11,365

2. Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Owned assets:
Network equipment	$1,213,087	$1,085,979
Owned buildings and leasehold improvements	502,187	470,713
System infrastructure (including owned fiber)	708,353	651,621
Software	14,139	13,780
Office and other equipment	30,306	29,030
Land	135,808	135,871
Asset retirement obligations	31,965	31,965
	2,635,845	2,418,959
Less—Accumulated depreciation and amortization	(1,579,825)	(1,350,672)
	1,056,020	1,068,287
Assets under finance leases:
IRUs	1,007,061	900,772
Less—Accumulated depreciation and amortization	(342,007)	(304,892)
	665,054	595,880
Property and equipment, net	$1,721,074	$1,664,167

Depreciation and amortization expense related to property and equipment and finance leases was $268.4 million, $296.2 million and $229.9 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company capitalizes the compensation cost of employees directly involved with its construction activities. In the years ended December 31, 2025, 2024 and 2023, the Company capitalized compensation costs of $48.4 million, $45.9 million and $35.5 million, respectively. These amounts are included in system infrastructure costs.

3. Accrued and other liabilities and prepaid expenses and other current assets:

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Operating accruals	$49,839	$56,551
Interest rate swap agreement - current portion	4,069	18,262
Deferred revenue—current portion	6,417	6,239
Payroll and benefits	19,389	17,103
Taxes	6,424	28,764
Interest	23,444	7,690
Total	$109,582	$134,609

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid commissions, current portion	$23,153	$18,783
Prepaid taxes	16,304	21,061
Prepaid operating expenses	28,244	34,260
Total	$67,701	$74,104

4. Long-term debt:

As of December 31, 2025, the Company had the following long-term debt obligations outstanding;

●	$600.0 million aggregate principal amount of 2032 Notes,
●	$300.0 million aggregate principal amount of 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of 2027 Notes,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and
●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).
o	The 2032 Notes were issued in June 2025, are due on July 1, 2032, and bear interest at a rate of 6.50% per year.
◾	Interest on the 2032 Notes is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2026.
◾	The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes due to mature in May 2026 (the “2026 Notes”), that were due on May 1, 2026, and bore interest at a rate of 3.50% per year.
o	The Existing IPv4 Notes were issued for an aggregate principal amount of $206.0 million and bear interest at a rate of 7.924%, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”).
o	The New IPv4 Notes were issued for an aggregate principal amount of $174.4 million and bear interest at a rate of 6.646%, with an ARD of April 2030.
◾	Interest on the IPv4 Notes is paid monthly.
o	The 2027 Mirror Notes were issued for an aggregate principal amount of $300.0 million in June 2024, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.

o	The 2027 Notes were issued for an aggregate principal amount of $450.0 million in June 2022, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
◾	Interest on the 2027 Mirror Notes and the 2027 Notes is paid semi-annually on June 15 and December 15 of each year.

Issuance of $600.0 million principal amount of 2032 Notes and redemption of the 2026 Notes

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

The net proceeds from the offering were $597.8 million after deducting offering expenses. On June 4, 2025, the Issuers issued a notice of conditional full redemption to holders of all of the then-outstanding 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On the 2032 Notes Closing Date, Group used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge the Issuers’ obligations under, the 2026 Notes. The obligations under the 2026 Notes included the $500.0 million principal amount, a $5.0 million make-whole payment and $2.2 million of accrued interest. As a result of the redemption of the 2026 Notes, the Company incurred a loss on debt extinguishment and redemption of $5.6 million. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

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

The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted cash proceeds become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture (as defined below). During the year ended December 31, 2025 the restriction on $26.9 million of restricted cash was released primarily due to an improvement in the Company’s monthly leverage and debt service coverage ratios under the IPv4 base Indenture. Under the Terms of the IPv4 Notes Indenture, the Company has until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. If there are any remaining restricted funds at that time, they will be used to pay principal on the New IPv4 Notes.

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

IPv4 Notes Manager

Cogent Communications, LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and the $380.4 million of IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Address Assets and other administrative services. Amounts received by the IPv4 Issuer in respect of collections on the IPv4 Address Assets are reconciled on a monthly basis, and the IPv4 Issuer pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Address Assets. Amounts received by the IPv4 Issuer as collections on IPv4 Address Assets before the monthly reconciliation is completed are held in a segregated account by the IPv4 Trustee as collateral for the IPv4 Notes. After the IPv4 Trustee pays the monthly interest and other IPv4 Address Assets related costs, including monthly fees paid to the Manager for its services, any residual cash is paid to the Company and becomes unrestricted.

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

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU Lease noted above, at a discount. Interest on the 2027 Mirror Notes accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provided a guarantee of the 2027 Mirror Notes, but Holdings is not subject to the covenants under the indenture.

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

If Group undergoes specific kinds of change in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2027 Mirror Notes from holders at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, the Issuers will be required to use the net proceeds to make an offer to purchase the 2027 Mirror Notes at an offer price in cash equal to 100% of the principal amount of the 2027 Mirror Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In connection with any offer to purchase all or any of the 2027 Mirror Notes (including a change of control offer, asset sale, offer or any tender offer), if holders of no less than 90% of the aggregate principal amount of the outstanding 2027 Mirror Notes validly tender their 2027 Mirror Notes, the Issuers or a third party are entitled to redeem any remaining 2027 Mirror Notes at the price paid to each holder.

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

Issuance of the 2027 Notes

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. Interest on the 2027 Notes accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provided a guarantee of the 2027 Notes, but Holdings is not subject to the covenants under the indenture.

Unless earlier redeemed or repurchased, the 2027 Notes will mature on June 15, 2027. After June 15, 2024, Group may redeem the 2027 Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Notes Indenture, plus accrued and unpaid interest, if any.

Issuance of the 2026 Notes

On May 7, 2021 (the “2026 Notes Closing Date”), Group completed an offering of $500.0 million aggregate principal amount of its 2026 Notes for issuance in a private placement exempt from registration under the Securities Act. The 2026 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2026 Notes were issued pursuant to, and are governed by, an indenture (the “2026 Notes Indenture”), dated the 2026 Notes Closing Date by and among Group, Holdings, the other guarantors named therein, the trustee and the collateral agent. The 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by Group’s material domestic subsidiaries, subject to certain exceptions (the

“Subsidiary Guarantors”). In addition, the 2026 Notes were guaranteed on a senior unsecured basis by Holdings (together with the Subsidiary Guarantors, the “Guarantors”). The net proceeds from the 2026 Notes offering were $496.9 million after deducting the $1.8 million discount and $1.3 million of offering expenses.

Unless earlier redeemed or repurchased, the 2026 Notes were scheduled to mature on May 1, 2026. The 2026 Notes were extinguished and redeemed with the issuance of the 2032 Notes in June 2025.

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

As of December 31, 2025, and under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”),

●	Group’s consolidated leverage ratio was above 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of December 31, 2025, and under the leverage ratio definitions under the 2032 Notes Indenture, (the definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the reference period, as defined.)

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of December 31, 2025, a total of $352.8 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2025 (in thousands):

For the year ending December 31,
2026	$—
2027	750,000
2028	—
2029	206,000
2030	174,400
Thereafter	600,000
Total	$1,730,400

Interest Rate Swap Agreement

As of December 31, 2025, the Company was party to the Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement is an independent agreement from the Company’s now extinguished 2026 Notes and remains outstanding until its maturity in February 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income (loss). The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets.

As of December 31, 2025, the fair value of the Swap Agreement was a liability of $4.1 million, which is presented with accrued and other current liabilities. As of December 31, 2024, the fair value of the Swap Agreement was a net liability of $22.3 million, of which $18.3 million is presented with accrued and other current liabilities and $4.0 million is presented with other long-term liabilities. Unrealized gains (losses) related to the Swap Agreement are included in interest expense. As of December 31, 2025, the Company has made a $4.3 million deposit with the counterparty to the Swap Agreement. As of December 31, 2025, $4.1 million of the deposit was restricted and $0.2 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expired in February 2026. Under the settlements paid in May and November 2025, the Company paid a total of $19.6 million to the counterparty for a net cash interest cost of $19.6 million. Under the settlements paid in May and November 2024, the Company paid a total of $24.2 million to the counterparty for a net cash interest cost of $24.2 million. Under the settlements paid in May and November 2023, the Company paid a total of $21.5 million to the counterparty for a net cash interest cost of $21.5 million.

5. Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$(244,571)	$(257,523)	$1,217,084
Foreign	(394)	(2,126)	2,393
Total (loss) income before income taxes	$(244,965)	$(259,649)	$1,219,477

The income tax benefit (expense) is comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$(3,638)
State	(1,161)	4,620	(11,868)
Foreign	(649)	(351)	(203)
Deferred:
Federal	47,887	54,859	53,393
State	17,894	(3,143)	16,086
Foreign	(1,180)	(410)	194
Total income tax benefit (expense)	$62,791	$55,575	$53,964

Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carry-forwards	$290,219	$236,346
Interest expense limitation	86,577	66,386
Accrued liabilities and other	550	8,584
Operating leases	87,029	98,261
Total gross deferred tax assets	464,375	409,577
Valuation allowance	(148,055)	(131,773)
	316,320	277,804
Deferred Tax Liabilities:
Property & equipment	298,991	308,254
Intangibles	116,087	113,596
Deferred consideration – IP Transit Services Agreement	43,261	63,070
Investment in foreign subsidiaries	107,267	95,974
Right-of-use assets	84,008	95,176
Gross deferred tax liabilities	649,614	676,070
Net deferred tax liabilities	$333,294	$398,266

The acquisition of Sprint was an asset acquisition for U.S. federal income tax purposes. The Company recorded a net, deferred tax liability of $475 million, that represented the difference in book basis and tax basis of the assets acquired and liabilities assumed. The Seller indemnified the Company for historical tax exposures and the estimated indemnification asset was not material.

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

As of December 31, 2025, the Company has combined net operating loss carry-forwards of $1.2 billion. This amount includes federal net operating loss carry-forwards in the United States of $131.7 million, net operating loss carry-forwards related to its European operations of $1.0 billion and $32.7 million related to its other international operations. The net operating loss carry-forwards related to the Company’s European operations include $883.6 million that do not expire and $156.7 million that expire between 2026 and 2034.

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

In the normal course of business, the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company did not have a material liability for uncertain tax positions at December 31, 2025, 2024 and 2023, and does not expect that its liability for uncertain tax positions will materially increase during the year ended December 31, 2026; however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company’s total unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company or one of its subsidiary’s files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2005 to 2025. The Company is subject to tax examinations in its foreign jurisdictions, generally for years 2005 to 2025.

The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements for the years ended December 31, 2023 and 2024 (in thousands), prior to the adoption of ASU 2023-09.

	December 31,	December 31,
	2024	2023
Federal income tax expense at statutory rates	$54,381	$(256,086)
Effect of:
State income taxes, net of federal benefit	1,587	3,722
Impact of foreign operations	(1,602)	868
Non-deductible expenses	(2,713)	(2,783)
Bargain purchase gain - Cogent Fiber Business acquisition	4,662	295,351
Tax effect of TCJA from foreign earnings	—	(490)
Changes in valuation allowance	(740)	13,382
Income tax benefit (expense)	$55,575	$53,964

The following is a tabular rate reconciliation disaggregated into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold as defined under ASU 2023-09 for the year ended December 31, 2025 (in thousands).

	December 31, 2025
Benefit for income taxes at U.S. federal statutory rate	$51,476%	21.0
Effect of:
U.S. State and local income taxes, net of federal benefit *	17,114	7.1
Foreign tax effects	(2,004)	(0.5)
Effect of cross-border tax laws	(1,565)	(1.0)
Non-deductible expenses	(2,230)	(1.0)
Total tax benefit and effective tax rate	$62,791%	25.6

*State taxes in California, Kansas and Illinois for 2025 make up the majority (greater than 50%) of the tax effect in this category.

The following is a detail of cash paid for income taxes (net of any refunds) for the year ended December 31, 2025 by jurisdiction under ASU 2023-09 (in thousands):

December 31,
2025
U.S. Federal	$1,122
U.S. State and local
State of California	(865)
State of Texas	347
State of Georgia	(376)
New York City	(899)
Other jurisdictions	(392)
Foreign jurisdictions	404
Total income taxes paid (refunded)	$(659)

6. Commitments and contingencies

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.5 million in excess of the amount accrued at December 31, 2025.

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

Network equipment sites and data center facilities

The Company enters into service agreements related to network equipment sites and for data center facilities. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2026	$40,565
2027	11,295
2028	6,442
2029	3,346
2030	875
Thereafter	595
$63,118

Expenses related to these arrangements were $31.9 million in 2025, $35.3 million in 2024 and $29.1 million in 2023. Short - term lease expense was immaterial for all periods presented herein.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled $64.8 million at December 31, 2025. As of December 31, 2025, the Company had also committed to additional dark fiber IRU finance and operating lease agreements totaling $113.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2026. Future minimum payments under these dark fiber IRU obligations are $9.7 million, $4.8 million, $4.8 million, $4.8 million and $4.8 million for the years ending December 31, 2026 to December 31, 2030, respectively, and $84.9 million, thereafter.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching contributions were paid in cash and were $3.3 million for 2025, $2.8 million for 2024 and $2.3 million for 2023.

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

Common stock buybacks

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through 2026. At December 31, 2025, there was $105.8 million remaining for purchases under the Buyback Program. In 2025, the Company purchased 341,818 shares of its common stock for $16.7 million. In 2024, the Company purchased 153,322 shares of its common stock for $8.0 million. There were no purchases of common stock in 2023.

Dividends on common stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The Company’s notes Indentures limit the Company’s ability to return cash to its stockholders.

8. Stock option and award plan:

Incentive award plan

The Company grants restricted stock and options for common stock under its award plan, as amended (the “Award Plan”). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized on a straight-line basis over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares, and the employees’ unvested shares are returned to the Award Plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days, and any unvested options are returned to the Award Plan. Shares issued to satisfy awards are provided from the Company’s authorized shares. The vesting of certain shares granted to the Company’s executives is subject to certain performance conditions determined by the Company’s Board of Directors. The vesting of certain shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index, the Company’s growth rate in revenue, cash flow from operating activities, earnings before interest, taxes and depreciation and free cash flow. The CEO’s performance-based equity awards are subject to a cap and no shares are earned if performance with respect to a target is less than zero.

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

The weighted-average per share grant date fair value of options was $9.99 in 2025, $12.95 in 2024 and $12.81 in 2023. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2025.

	Years Ended
	December 31,
Black-Scholes Assumptions	2025	2024	2023
Dividend yield	7.1%	6.0%	5.8%
Expected volatility	30.4%	34.9%	33.4%
Risk-free interest rate	4.3%	4.1%	3.8%
Expected life of the option term (in years)	4.1	4.1	4.1

Stock option activity under the Company’s Award Plan during the year ended December 31, 2025, was as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2024	220,956	$65.58
Granted	103,960	$52.63
Cancelled and expired	(75,071)	$65.09
Exercised—intrinsic value $0.1 million; cash received $0.2 million	(3,766)	$46.70
Outstanding at December 31, 2025—$0 million intrinsic value and 7.3 years weighted-average remaining contractual term	246,079	$60.55
Exercisable at December 31, 2025—$0 million intrinsic value and 6.0 years weighted-average remaining contractual term	129,153	$62.56
Expected to vest—$0 million intrinsic value and 7.1 years weighted-average remaining contractual term	211,914	$61.31

A summary of the Company’s non-vested restricted stock awards as of December 31, 2025 and the changes during the year ended December 31, 2025 are as follows:

		Weighted-Average
		Grant Date
Non-vested awards	Shares	Fair Value
Non-vested at December 31, 2024	1,489,277	$64.45
Granted	1,497,592	$35.48
Vested	(505,687)	$61.97
Forfeited	(132,307)	$63.93
Non-vested at December 31, 2025	2,348,875	$46.55

The weighted average per share grant date fair value of restricted stock granted was $35.48 in 2025 (1.5 million shares), $68.58 in 2024 (0.7 million shares) and $60.05 in 2023 (0.6 million shares). The fair value was determined using the quoted market price of the Company’s common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

	Years Ended
	December 31,
Additional Award Plan Information – Related to Stock Options & Restricted Stock (thousands)	2025	2024	2023
Equity-based compensation expense	$26,417	$25,738	$26,924
Income tax benefit related to stock options and restricted stock	2,412	2,469	3,307
Capitalized compensation expense related to stock options and restricted stock	3,521	3,100	3,541
Intrinsic value of stock options exercised	52	573	456
Fair value of shares of restricted stock vested	25,525	22,489	30,113

As of December 31, 2025, there was $60.6 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

The Company paid $3.2 million in 2025, $3.3 million in 2024 and $2.8 million in 2023 for rent and related costs (including taxes and utilities) for these leases.

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

●	Service revenue
●	Network operations expense
●	Selling, general and administrative (“SG&A”) expenses
●	Amortization of compensation expense
o	As components of SG&A and network operations expense
●	Interest expense
●	Gain on bargain purchase – Cogent Fiber Business

●	Net income (loss)

The Company’s results are evaluated for performance and resource allocation decisions based on consolidated net (loss) income. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, and Consolidated Statements of Cash Flows.Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Year Ended December 31, 2025	On-net	Off-net	Wavelengths	Non-core	Total
North America	$400,765	$373,289	$37,443	$8,026	$819,523
Europe	101,395	19,455	944	217	122,011
Oceania	20,791	3,916	66	63	24,836
South America	8,072	708	—	28	8,808
Africa	486	102	—	—	588
Total	$531,509	$397,470	$38,453	$8,334	$975,766

Year Ended December 31, 2024	On-net	Off-net	Wavelengths	Non-core	Total
North America	$424,437	$426,857	$19,015	$17,692	$888,001
Europe	94,363	21,242	172	347	116,124
Oceania	18,205	5,013	9	91	23,318
South America	7,080	896	—	43	8,019
Africa	543	99	—	—	642
Total	$544,628	$454,107	$19,196	$18,173	$1,036,104

Year Ended December 31, 2023	On-net	Off-net	Wavelengths	Non-core	Total
North America	$401,213	$367,210	$5,653	$28,614	$802,690
Europe	88,310	19,913	—	147	108,370
Oceania	15,769	5,587	—	71	21,427
South America	6,957	684	—	8	7,649
Africa	687	99	—	—	786
Total	$512,936	$393,493	$5,653	$28,840	$940,922

	December 31,	December 31,
	2025	2024
Long lived assets, net
North America	$1,523,789	$1,579,495
Europe and other	197,285	158,854
Total	$1,721,074	$1,738,349

11. Subsequent Events:

Dividend

On February 18, 2026, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.02 per common share. The dividend for the first quarter of 2026 will be paid to holders of record on March 6, 2026. This estimated $1.0 million dividend payment is expected to be made on March 20, 2026.

Interest Rate Swap Agreement

The Company’s Swap Agreement was settled on February 5, 2026 with a payment of $4.1 million and the total $4.3 million cash deposit was released and the account was closed.

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

●	a documented organizational structure and division of responsibility;
●	established policies and procedures, including a Code of Ethics to foster a strong ethical climate which is communicated throughout the company;
●	regular reviews of our financial statements by qualified individuals; and
●	the careful selection, training and development of our people.

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

As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2025, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2025 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2025 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.

February 20, 2026

By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cogent Communications Holdings, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 20, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Proposal No. 1- Election of Directors,” “Executive Officers and Significant Employees,” “The Board of Directors and Committees,” and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year (the “2026 Proxy Statement”).

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees. The Code of Ethics is available on our website at www.cogentco.com under the “About Cogent” tab at the “Investor Relations” link under “Reports” and under “Governance” at “Corporate Governance Documents.” We intend to satisfy the disclosure requirements regarding an amendment to or waiver from a provision of the Code of Ethics by posting such information on our website.

Insider Trading Policy and Procedures

We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Employment Agreements and Potential Post-Employment Compensation Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “The Board of Directors and Committees” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in the 2026 Proxy Statement.

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

4.12	Form of 7.000% Senior Note due 2027 (previously filed as Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 11, 2024, and incorporated herein by reference).
4.13

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.10 to our Annual Report on Form 10-K, filed on February 28, 2020, and incorporated herein by reference).

4.14

Series 2025-1 Supplement, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).

4.15*

Second Amendment to Base Indenture, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).

4.16

Indenture, dated as of June 17, 2025, among Cogent Communications Group, LLC, Cogent Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 17, 2025, and incorporated herein by reference).

4.17	Form of 6.500% Senior Secured Note due 2032 (previously filed as Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 17, 2025, and incorporated herein by reference).
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

10.17#	Mark Harris Service Agreement with Cogent Communications UK Ltd. dated September 2, 2025 (filed herewith).
10.18#

Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 14, 2007, and incorporated herein by reference).

10.19#

John Chang Severance Agreement with Cogent Communications, Inc., dated December 18, 2012 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on February 25, 2022, and incorporated herein by reference).

10.20#

Henry Kilmer Severance Agreement with Cogent Communications, Inc., dated March 13, 2012 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 24, 2023, and incorporated herein by reference).

10.21#

Form of Restricted Stock Award, dated as of May 3, 2017, between the Company and the Vice President named executive officers (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).

10.22#

Form of Restricted Stock Award between the Company and the Vice President named executive officers (Retention) (previously filed as Exhibit 10.23 to our Annual Report on Form 10-K, filed on February 29, 2024, and incorporated herein by reference).

10.23#

Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).

10.24#

Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).

10.25#

Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019, and incorporated herein by reference).

10.26#

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

10.28

Lease Agreement, dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2015, and incorporated herein by reference).

10.29

First Amendment to Lease Agreement, dated February 28, 2020, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 2, 2020, and incorporated herein by reference).

10.30

Lease Agreement (office space), dated January 6, 2023, between Thorium LLC and Cogent Communications, Inc. for offices at 198 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 11, 2023 and incorporated herein by reference).

10.31

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

10.33

Second Amendment to Lease Agreement, dated July 25, 2023, between Germanium LLC and Cogent Communications, Inc., for technical space at 196 Van Buren Street, Herndon, VA (filed as Exhibit 10.1 to our periodic report on Form 8-K dated July 27, 2023 and incorporated herein by reference).

10.34

Guaranty, dated as of September 6, 2022, by and between Cogent Communications Holdings, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference).

10.35 *, **

Transition Services Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.36 **

IP Transit Agreement, dated as of May 1, 2023, by and between Cogent Communications, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.37 *, **

Customer Subscriber Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.38#

Amendment No. 10 to Employment Agreement of David Schaeffer, dated as of January 14 2025 (previously filed as Exhibit 10.1 to our Current Report on Form 8 - K, filed on January 15, 2025, and incorporated herein by reference).

10.39#

Form of 2025 Restricted Stock Award between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8 - K, filed on January 15, 2025, and incorporated herein by reference).

10.40#

Amendment No. 11 to Employment Agreement of David Schaeffer, dated December 31, 2025 (previously filed as Exhibit 10.1 to our Current Report on Form 8 - K, filed on January 7, 2026, and incorporated herein by reference).

10.41#

Form of 2025 Restricted Stock Award between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8 - K, filed on January 7, 2026, and incorporated herein by reference).

10.42#

Form of Restricted Stock Award between the Company and Vice Presidents with retention vesting provisions through January 1, 2029 (previously filed as Exhibit 10.3 to our Current Report on Form 8 - K, filed on January 7, 2026, and incorporated herein by reference).

10.43

Second Amendment to Lease Agreement, dated March 11, 2025, between Sodium LLC and Cogent Communications, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on March 12, 2025, and incorporated herein by reference).

10.44#

Second Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 26, 2025, and incorporated herein by reference).

19.1

Insider Trading Compliance Policy (previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025, and incorporated herein by reference).

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

101

The following materials from the Annual Report on Form 10-K of Cogent Communications Holdings, Inc. for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	(Deductions)	Period
Deferred tax valuation allowance
Year ended December 31, 2023	$140,895	$10,486	$(14,848)	$136,533
Year ended December 31, 2024	$136,533	$2,055	$(6,815)	$131,773
Year ended December 31, 2025	$131,773	$17,317	$(1,035)	$148,055

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Dated: February 20, 2026	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer
David Schaeffer	(Principal Executive Officer)	February 20, 2026

/s/ THADDEUS G. WEED	Vice President, Chief Financial Officer and Treasurer
Thaddeus Weed	(Principal Financial and Principal Accounting Officer)	February 20, 2026

/s/ PAUL DE SA
Paul De Sa	Director	February 20, 2026

/s/ STEVEN D. BROOKS
Steven Brooks	Director	February 20, 2026

/s/ SHERYL KENNEDY
Sheryl Kennedy	Director	February 20, 2026

/s/ MARC MONTAGNER
Marc Montagner	Director	February 20, 2026

/s/ LEWIS H. FERGUSON III
Lewis H. Ferguson III	Director	February 20, 2026

/s/ DENEEN HOWELL
Deneen Howell	Director	February 20, 2026

/s/ EVE HOWARD
Eve Howard	Director	February 20, 2026