Form 10-Q
period 2026-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2026-05-04
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Common Stock, $0.001 par value 50,077,663 shares outstanding as of April 30, 2026

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2026 and March 31, 2025 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2026 and March 31, 2025 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,265	$148,515
Restricted cash	39,000	56,597
Accounts receivable, net of allowance for credit losses of $5,271 and $4,610, respectively	91,096	88,050
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $8,695 and $10,401, respectively	91,305	89,599
Prepaid expenses and other current assets	68,610	67,820
Total current assets	430,276	450,581
Property and equipment:
Property and equipment	3,696,974	3,642,906
Accumulated depreciation and amortization	(1,964,092)	(1,921,832)
Total property and equipment, net	1,732,882	1,721,074
Right-of-use leased assets	303,051	310,523
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	10,813	11,251
Deposits and other assets	31,179	34,834
Due from T-Mobile, IP Transit Services Agreement, net of discount of $869 and $2,255, respectively	65,798	89,412
Due from T-Mobile, Purchase Agreement, net of discount of $3,548 and $4,006, respectively	24,567	24,109
Total assets	$3,056,566	$3,099,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,095	$30,571
Accrued and other current liabilities	112,345	109,582
Current maturities, operating lease liabilities	53,665	54,576
Finance lease obligations, current maturities	23,967	26,112
Total current liabilities	226,072	220,841
Senior secured 2032 notes, net of unamortized debt costs of $1,957 and $2,020, respectively	598,043	597,980
Senior unsecured 2027 notes, net of unamortized debt costs of $1,034 and $1,236, respectively, and discounts of $3,633 and $4,344, respectively	745,333	744,420
Secured IPv4 notes, net of debt costs of $8,339 and $8,863, respectively	372,061	371,537
Operating lease liabilities, net of current maturities	263,698	269,753
Finance lease obligations, net of current maturities	604,981	597,239
Deferred income tax liabilities	321,724	333,294
Other long-term liabilities	28,816	28,568
Total liabilities	3,160,728	3,163,632
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 50,077,663 and 50,062,158 shares issued and outstanding, respectively	50	50
Additional paid-in capital	651,538	643,256
Accumulated other comprehensive (loss) income	(6,327)	1,428
Accumulated deficit	(749,423)	(708,582)
Total stockholders’ deficit	(104,162)	(63,848)
Total liabilities and stockholders’ deficit	$3,056,566	$3,099,784

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Service revenue	$239,187	$247,048
Operating expenses:
Network operations (including $319 and $490 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	129,229	137,439
Selling, general, and administrative (including $7,244 and $7,523 of equity-based compensation expense, respectively)	72,338	73,863
Depreciation and amortization	54,055	76,038
Total operating expenses	255,622	287,340
Gains on lease terminations and other	2,928	—
Operating loss	(13,507)	(40,292)
Interest expense, including change in valuation – interest rate swap agreement	(43,875)	(34,216)
Interest income – IP Transit Services Agreement	3,093	4,686
Interest income – Purchase Agreement	458	425
Interest income (loss) and other, net	2,852	(865)
Loss before income taxes	(50,979)	(70,262)
Income tax benefit	11,437	18,220
Net loss	$(39,542)	$(52,042)

Comprehensive loss:
Net loss	$(39,542)	$(52,042)
Foreign currency translation adjustment	(7,755)	11,752
Comprehensive loss	$(47,297)	$(40,290)

Net loss per common share:
Basic net loss per common share	$(0.83)	$(1.09)
Diluted net loss per common share	$(0.83)	$(1.09)
Dividends declared per common share	$0.02	$1.005

Weighted-average common shares - basic	47,774,617	47,676,735

Weighted-average common shares - diluted	47,774,617	47,676,735

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(39,542)	$(52,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,055	76,038
Amortization of debt costs and discounts	1,501	1,192
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(3,551)	(5,111)
Equity-based compensation expense (net of amounts capitalized)	7,563	8,013
Gains on lease terminations and other	(2,928)	—
Deferred income taxes	(11,570)	(18,554)
Changes in operating assets and liabilities:
Accounts receivable	(3,046)	8,979
Prepaid expenses and other current assets	(790)	2,261
Accounts payable, accrued liabilities and other long-term liabilities	9,501	17,903
Deposits and other assets	3,641	(2,328)
Net cash provided by operating activities	14,834	36,351
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	25,000	25,000
Purchases of property and equipment	(46,239)	(58,088)
Net cash used in investing activities	(21,239)	(33,088)
Cash flows from financing activities:
Dividends paid	(1,299)	(49,133)
Proceeds from exercises of stock options	—	121
Principal payments of finance lease obligations	(13,356)	(8,003)
Net cash used in financing activities	(14,655)	(57,015)
Effect of exchange rates changes on cash	(4,787)	9,806
Net decrease in cash, cash equivalents and restricted cash	(25,847)	(43,946)
Cash, cash equivalents and restricted cash, beginning of period	205,112	227,916
Cash, cash equivalents and restricted cash, end of period	$179,265	$183,970
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$32,965	$38,961

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company operates two networks: an IP Network specifically designed and optimized to transmit packet routed data and a wavelength network designed to provide optical wave and transport services (“Optical Wave Network”). The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 57 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company will not early adopt ASU 2024-03 and is in the process of evaluating the impact on its consolidated financial statements from the adoption of ASU 2024-03.

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

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement. TMUSA paid the Company $25.0 million both during the three months ended March 31, 2026 and 2025.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $3.1 million and $4.7 million during the three months ended March 31, 2026 and 2025, respectively.

Acquired Property & Equipment

In connection with the Transaction, the Company acquired property and equipment of $965.7 million. This was primarily comprised of the legacy Sprint network and consisted of optical fiber, related equipment, and owned real estate that were valued using a combination of cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

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

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“IPv4”) addresses and $16.0 million of acquired customer relationships. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Future amortization expense of the customer relationships is $1.8 million per year for six years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that the IPv4 address asset has an indefinite useful life and is not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through March 31, 2026.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2025. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Financial instruments

At March 31, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at March 31, 2026:

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $444.4 million;
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $296.3 million;
●	The fair value of the Company’s $600.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $516.0 million; and
●	The fair value of the Company’s $380.4 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $389.8 million.

Restricted cash

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement, as discussed in Note 3, and was $4.1 million as of December 31, 2025. The Swap Agreement was settled in February 2026. Restricted cash related to the IPv4 Notes, as discussed in Note 3, was $39.0 million as of March 31, 2026 and $52.5 million as of December 31, 2025. Additional cash may be further restricted under the provisions of the Company’s IPv4 Note indenture. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $19.5 million and $20.2 million for the three months ended March 31, 2026 and 2025, respectively.

Basic and diluted net loss per common share

Basic net income or net loss per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents. Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method.

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Weighted-average common shares - basic	47,774,617	47,676,735
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Weighted-average common shares - diluted	47,774,617	47,676,735

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Unvested shares of restricted common stock	2,307,508	1,661,185
Anti-dilutive options for common stock	249,170	137,945
Anti-dilutive shares of restricted common stock	1,172,646	789,335

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three months ended March 31, 2026 and 2025, respectively (in thousands except share data):

	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(10,260)	—	—	—	—	—
Equity-based compensation	—	—	9,298	—	—	9,298
Foreign currency translation	—	—	—	11,752	—	11,752
Issuances of common stock	310,598	—	—	—	—	—
Exercises of options	2,047	—	121	—	—	121
Dividends paid	—	—	—	—	(49,133)	(49,133)
Net loss	—	—	—	—	(52,042)	(52,042)
Balance at March 31, 2025	49,337,310	$49	$639,248	$(18,933)	$(477,520)	$142,844

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Equity (Deficit)	Deficit
Balance at December 31, 2025	50,062,158	$50	$643,256	$1,428	$(708,582)	$(63,848)
Forfeitures of shares granted to employees	(11,010)	—	—	—	—	—
Equity-based compensation	—	—	8,282	—	—	8,282
Foreign currency translation	—	—	—	(7,755)	—	(7,755)
Issuances of common stock	26,515	—	—	—	—	—
Dividends paid	—	—	—	—	(1,299)	(1,299)
Net loss	—	—	—	—	(39,542)	(39,542)
Balance at March 31, 2026	50,077,663	$50	$651,538	$(6,327)	$(749,423)	$(104,162)

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

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2026	March 31, 2025
Service revenue recognized from deferred revenue balance at beginning of period	$2,545	$2,252
Amortization expense for contract costs	6,592	5,373

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

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Finance lease cost
Amortization of right-of-use assets	$13,536	$13,916
Interest expense on finance lease liabilities	12,513	11,106
Operating lease cost	17,647	17,444
Total lease costs	$43,696	$42,466

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(14,200)	$(9,723)
Operating cash flows from operating leases	(17,761)	(18,665)
Financing cash flows from finance leases	(13,356)	(8,003)
Right-of-use assets obtained in exchange for new finance lease liabilities	32,965	38,961
Right-of-use assets obtained in exchange for new operating lease liabilities	1,085	7,873
Weighted-average remaining lease term — finance leases (in years)	16.8	17.2
Weighted-average remaining lease term — operating leases (in years)	11.4	11.1
Weighted-average discount rate — finance leases	8.4%	8.1%
Weighted-average discount rate — operating leases	7.4%	7.6%

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

As of March 31, 2026, the Company had committed to additional IRU agreements totaling $105.5 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under the Company’s operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending March 31	Leases	Leases
2026	$60,989	$71,403
2027	58,312	68,799
2028	55,863	67,548
2029	40,130	67,299
2030	28,392	67,314
Thereafter	225,491	827,284
Total minimum lease obligations	469,177	1,169,647
Less—amounts representing interest	(151,814)	(540,699)
Present value of minimum lease obligations	317,363	628,948
Current maturities	(53,665)	(23,967)
Lease obligations, net of current maturities	$263,698	$604,981

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended March 31, 2026	$4,610	$2,514	$(1,853)	$5,271
Three months ended March 31, 2025	9,762	$4,051	$(4,620)	$9,193

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2026	March 31, 2025
Bad debt expense	$995	$2,064
Bad debt recoveries	1,519	1,987

Asset Retirement Obligations

In accordance with ASC 410, the Company has not recorded an asset retirement obligation related to restoration obligations for the removal of optical fiber because a settlement date for which to remove the fiber is indeterminable and therefore a reasonable estimation of fair value cannot be made.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2026	March 31, 2025
Depreciation and amortization expense	$53,611	$75,594
Capitalized compensation cost	11,931	12,521

3.  Long-term debt:

As of March 31, 2026 and December 31, 2025, the Company had the following long-term debt obligations outstanding;

●	$600.0 million aggregate principal amount of secured 2032 Notes,
●	$300.0 million aggregate principal amount of unsecured 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of unsecured 2027 Notes,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and
●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).

Issuance of $600.0 million principal amount of 2032 Notes and redemption of the 2026 Notes

On June 17, 2025 (the “2032 Notes Closing Date”), Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, completed an offering of $600.0 million aggregate principal amount of 2032 Notes for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2032 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2032 Notes are due on July 1, 2032, and bear interest at a rate of 6.50% per year. Interest on the 2032 Notes is paid semi - annually on January 1 and July 1 of each year beginning on January 1, 2026. The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes due to mature in May 2026 (the “2026 Notes”).

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

Issuance of $174.4 million of New IPv4 Notes

On April 11, 2025 (the “New IPv4 Notes Closing Date”), Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $174.4 million aggregate principal amount of secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date (“ARD”) in April 2030, in an offering exempt from registration under the Securities Act. The New IPv4 Notes bear interest at a rate of 6.646%, which is paid monthly.

The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted cash proceeds become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture (as defined below). During the three months ended March 31, 2026 and year ended December 31, 2025 the restriction on $13.5 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in the Company’s monthly leverage and debt service coverage ratios under the IPv4 base Indenture. Under the Terms of the IPv4 Notes Indenture, the Company has until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. If there are any remaining restricted funds at that time, they will be used to pay principal on the New IPv4 Notes.

The New IPv4 Notes were issued pursuant to the IPv4 Base Indenture, dated as of May 2, 2024, as supplemented by the Series 2025-1 Supplement thereto, dated as of the New IPv4 Notes Closing Date (the “Series 2025-1 Supplement”), by and between the IPv4 Issuer and the IPv4 Trustee (as defined below). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the IPv4 Base Indenture, together with the Series 2024-1 Supplement thereto (as defined below) and the Series 2025-1 Supplement, and any other series supplements to the IPv4 Base Indenture, is referred to as the “IPv4 Notes Indenture.” Under the IPv4 Notes Indenture, interest is paid on a monthly basis. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, mandatory prepayment or acceleration events occur. The legal final maturity date of the New IPv4 Notes is in April of 2055. If the IPv4 Issuer has not repaid or refinanced any New IPv4 Notes prior to the monthly payment date in April of 2030, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such New IPv4 Notes: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in April of 2030 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post ARD note spread of 3.00% applicable to such New IPv4 Notes.

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

Issuance of $206.0 million of Existing IPv4 Notes

On May 2, 2024, the IPv4 Issuer issued $206.0 million aggregate principal amount of IPv4 Notes (the “Existing IPv4 Notes”), with an ARD in May 2029 in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million. The Existing IPv4 Notes bear interest at a rate of 7.924% which is paid monthly.

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

The Existing IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain IPv4 addresses, customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed to the IPv4 Issuer and are included as collateral for the Existing IPv4 Notes. While the Existing IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes on a monthly basis. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, mandatory prepayment or acceleration events occur. The legal final maturity date of the Existing IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the Existing IPv4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such Existing IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in May of 2029 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post ARD note spread of 3.400% applicable to such Existing IPv4 Notes.

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

Issuance of $300.0 million of 2027 Mirror Notes

On June 11, 2024, the Issuers completed an offering of $300.0 million aggregate principal amount of its 2027 Mirror Notes for issuance in a private placement not registered under the Securities Act. The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU lease noted above, at a discount. Interest on the 2027 Mirror Notes accrues at 7.00% and is paid semi - annually in arrears on June 15 and December 15 of each year. Holdings provided a guarantee of the 2027 Mirror Notes, but Holdings is not subject to the covenants under the indenture.

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

Issuance of $450.0 million of 2027 Notes

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

Issuance of $500.0 million of 2026 Notes

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

As of March 31, 2026, and under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”),

●	Group’s consolidated leverage ratio was above 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of March 31, 2026, and under the leverage ratio definitions under the 2032 Notes Indenture, (the definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the reference period, as defined.)

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

Unrestricted Payments

As of March 31, 2026, a total of $354.0 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest Rate Swap Agreement

As of December 31, 2025, the Company was party to the Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement was an independent agreement from the Company’s now extinguished 2026 Notes and remained outstanding until its maturity in February 2026. Under the Swap Agreement, the Company paid the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty paid the Company a semi-annual fixed 3.50% interest payment. The settlement payments were made each November and May.

The Swap Agreement was recorded at its fair value at each reporting period, and the Company incurred gains and losses due to changes in market interest rates. The values that the Company reported for the Swap Agreement as of each reporting date were recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of December 31, 2025, the fair value of the Swap Agreement was a net liability of $4.1 million, which was presented with accrued and other current liabilities. As of December 31, 2025, the Company had made a $4.3 million deposit with the counterparty to the Swap Agreement. As of December 31, 2025, $4.1 million of the deposit was restricted and $0.2 million was unrestricted. The Swap Agreement was settled on February 5, 2026 with a payment of $4.1 million and the total $4.3 million cash deposit was released and the account was closed.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.6 million in excess of the amount accrued at March 31, 2026.

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

5.  Income taxes:

The components of loss before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Domestic	$(52,186)	$(62,574)
Foreign	1,207	(7,688)
Total	$(50,979)	$(70,262)

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2026. As of March 31, 2026, there was $105.8 million remaining for purchases under the Buyback Program. There were no purchases of common stock in the three months ended March 31, 2026 or in the three months ended March 31, 2025.

7.  Dividends on common stock:

On May 1, 2026, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.02 per share of common stock. This estimated $1.0 million dividend payment is expected to be made on June 2, 2026.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation, and under the General Corporation Law of the State of Delaware, distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The Indentures limit the Company’s ability to return cash to its stockholders.

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

The Company paid $0.8 million and $0.8 million in the three months ended March 31, 2026 and 2025, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Geographic and segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company’s Chief Executive Officer and Chairman, David Schaeffer is the Company’s CODM. The Company has one operating segment. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended March 31, 2026
Revenues	On-net IP	Off-net IP	Wavelengths	Non-core	Total
North America	$100,431	$83,475	$13,267	$957	$198,130
Europe	26,594	4,501	284	43	31,422
South America	2,438	153	—	5	2,596
Oceania	5,923	875	34	6	6,838
Africa	182	19	—	—	201
Total	$135,568	$89,023	$13,585	$1,011	$239,187

Three Months Ended March 31, 2025
Revenues	On-net IP	Off-net IP	Wavelengths	Non-core	Total
North America	$99,080	$101,020	$6,891	$2,939	$209,930
Europe	23,769	4,962	216	52	28,999
South America	1,763	208	—	8	1,979
Oceania	4,904	1,058	12	28	6,002
Africa	112	26	—	—	138
Total	$129,628	$107,274	$7,119	$3,027	$247,048

	March 31,	December 31,
	2026	2025
Long-lived assets, net
North America	$1,536,807	$1,523,789
Europe and other	196,075	197,285
Total	$1,732,882	$1,721,074

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

Our acquisition of Sprint Communications, now called Cogent Fiber, LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; our inability to obtain the equipment necessary for our expansion plans and customer requirements; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q.

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid us $25.0 million both during the three months ended March 31, 2026 and 2025.

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

Low Cost of Operation. We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discrete choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity, excluding capital expenditures for the repurposing of acquired Sprint assets, as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

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
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from over 380 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network. Acquiring the Sprint Network has also allowed us to construct a wavelength network (our “Optical Wave Network”) predominantly using the fiber that is owned by Cogent Fiber and leased to our operating subsidiary, Cogent Communications, LLC under a long-term IRU. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of March 31, 2026, we offered this service in 1,107 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, virtual private network (“VPN”) connection to cloud providers services and our decision to continue to support MPLS based VPN services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We continue the process of optimizing our IP Network and Optical Wave Network for historical IP-based Internet services and optical wave (optical transport services), respectively. This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our networks. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions in each network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our networks. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

●	Greater Control and Superior Delivery. Our on-net service, whether provisioned on our IP Network or our Optical Wave Network, does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers their entire network connection, including the “last mile” and the in-building fiber optic connections to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors. We are able to install our optical wave services, on average, in thirty business days or less, which we believe provides a competitive advantage.
●	High-Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our IP Network is optimized for packet routed traffic. Its design increases the speed and throughput of our IP Network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our IP Network is more reliable and carries traffic at lower cost than networks providing similar services that were originally built as overlays to traditional circuit-switched, or TDM networks. With respect to our optical wave services, we believe that our Optical Wave Network offers advantages over other optical networks through its location along railroad rights of way and burial deeper than industry norms. We believe these two factors result in fewer cable cuts, and, as result, fewer service interruptions.
●	Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability.

Our IP Network is connected to a total of 3,605 buildings that are located in 306 metropolitan markets globally. These buildings include:

●	1,875 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,744 CNDCs located in 1,545 buildings;
●	99 of our own AC powered Cogent data centers; and
●	86 of our smaller DC powered Cogent edge data centers.

Our MTOBs are located in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network.

Our Optical Wave Network is connected to 1,107 wave enabled locations located in 153 metropolitan markets in the United States, Canada and Mexico. All of our wavelength services are on-net as they originate and terminate on our Optical Wave Network. Our Cogent data centers, including our Cogent Edge data centers, are directly connected to our network and operate across the United States and in Europe, and comprise 2.1 million square feet of floor space, and 211 MW of power.

We believe that these network points of presence strategically position our networks to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our IP Network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	7,630 access networks, as well as numerous large and small content providers;
●	65,098 net-centric customer connections,
●	41,903 corporate customer connections, and
●	9,808 enterprise customer connections.

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

Increase our Share of the Optical Wavelength Market. We offer 10 Gbps, 100Gbps and 400 Gbps optical wavelength and optical transport services to our net-centric customers who require these high-bandwidth dedicated point-to-point services. We intend to become one of the leading providers of optical wavelength services in North America. Building upon the foundation provided by the assets of the Cogent Fiber Business, we have created, and continue to expand, our Optical Wave Network to provide optical wavelength services to hyper-scalers and other net-centric customers who require optical wave services. We believe that we offer our customers the following:

●	Diverse routes – Our Optical Wave Network is located along rights of way that are largely unique. As such, we offer route diversity and geographic redundancy to our customers.
●

Ubiquitous Footprint – We offer optical wavelength services in 1,107 locations in North America directly connected to our Optical Wave Network. This broad footprint allows us to meet customers in locations of their choosing and to provide fully on-net optical wave services to them in these locations.

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

Pursue On-net Customer Growth to Corporate and Net - centric Customers. Our high- capacity networks provide us with the ability to add a significant number of customers to either network, depending on the service offering, with minimal direct incremental costs. We intend to increase usage of our networks and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets connecting more MTOBs and CNDCs to our IP Network and connecting more CNDCs to our Optical Wave Network. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our networks connect directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

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

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings to include optical wavelength and optical transport services over our Optical Wave Network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of March 31, 2026, we offered wavelength services in 1,107 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, converting many locations from DC power to AC power, and upgrading or installing new HVAC systems, uninterruptable power supplies, backup generators and fire suppression systems as well as other structural changes. By March 31, 2026, we had converted the former Sprint facilities into 53 Cogent data centers and 86 Cogent edge data centers. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. Our IPv4 Issuer is our primary lessor of IPv4 address space with the remainder leased by our other operating subsidiaries. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses. As of March 31, 2026, we were leasing 15.2 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Monetize Acquired Data Center Facilities. We are actively marketing the sale or lease of 24 data center facilities acquired in the Transaction.

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

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

	Three Months Ended
	March 31,		Percent
	2026	2025	Change

	(in thousands)
Service revenue	$239,187	$247,048	(3.2)%
Network operations expenses (1)	129,229	137,439	(6.0)%
Selling, general, and administrative (“SG&A”) expenses (2)	72,338	73,863	(2.1)%
Depreciation and amortization expenses	54,055	76,038	(28.9)%
Interest income – IP Transit Services Agreement	3,093	4,686	(34.0)%
Interest expense, including change in valuation of interest rate swap agreement	43,875	34,216	28.2%
Income tax benefit	11,437	18,220	(37.2)%
(1)	Includes non-cash equity-based compensation expenses of $319 and $490 in the three months ended March 31, 2026 and 2025, respectively.
(2)	Includes non-cash equity-based compensation expenses of $7,244 and $7,523 in the three months ended March 31, 2026 and 2025, respectively.

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our IP Network and our Optical Wave Network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings connected to our network, including CNDCs and MTOBs, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our customers benefit from our significantly faster speeds, greater aggregate throughput, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue decreased by 3.2% from the three months ended March 31, 2025 to the three months ended March 31, 2026. Exchange rates positively impacted our service revenue from the three months ended March 31, 2025 to the three months ended March 31, 2026 by $3.4 million. Our total service revenue decreased from the cancellation of low margin and non-core customers we acquired with the Cogent Fiber Business partially offset by the growth in customers from expanding our network, increasing our wavelength service revenue, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $0.7 million from the three months ended March 31, 2025 to the three months ended March 31, 2026.

	Three Months Ended
	March 31,		Percent
	2026	2025	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$101,041	$110,686	(8.7)%
Net-centric	105,756	92,615	14.2%
Enterprise	32,390	43,747	(26.0)%

Customer Connections by Customer Type - end of period
Corporate	41,903	45,295	(7.5)%
Net-centric	65,098	61,795	5.3%
Enterprise	9,808	13,641	(28.1)%

Revenue – by Network Connection Type – (thousands)
On-net	$135,568	$129,628	4.6%
Off-net	89,023	107,274	(17.0)%
Wavelength	13,585	7,119	90.8%
Non-core	1,011	3,027	(66.6)%

Customer Connections – by Network Connection Type - end of period
On-net	87,899	86,781	1.3%
Off-net	24,014	27,508	(12.7)%
Wavelength	2,263	1,322	71.2%
Non-core	2,633	5,120	(48.6)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$514	$496	3.7%
ARPU off-net	1,219	1,266	(3.7)%
ARPU wavelength	2,093	1,945	7.6%
Average Price per Megabit installed base	0.12	0.20	(36.1)%

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their IP services on a price per megabit-metered basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. We began to serve enterprise customers in connection with our acquisition of the Cogent Fiber Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis.

We believe that we are in a unique position to monetize the Cogent Fiber Business and its network, and we expect to achieve significant cost reduction synergies and revenue synergies from the Transaction. On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections, and,
●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business monthly revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue, and,

●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 42.3%, 44.2% and 13.5% of total service revenue, respectively, for the three months ended March 31, 2026 and represented 44.8%, 37.5% and 17.7% of total service revenue, respectively, for the three months ended March 31, 2025.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. During the three months ended March 31, 2026, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business. Our net-centric customers purchase our IP services on a price per megabit basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 36.1% from the three months ended March 31, 2025 to the three months ended March 31, 2026. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.5 million of monthly Cogent Fiber Business revenue as:

●	$2.5 million of on-net revenue,
●	$32.3 million of off-net revenue, and,
●	$4.7 million of non-core revenue.

Additionally, on the Closing Date, we classified the total 46,743 Cogent Fiber Business customer connections as:

●	1,560 on-net customer connections,
●	24,667 off-net customer connections, and,
●	20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 56.7%, 37.2%, 5.7% and 0.4% of total service revenue, respectively, for the three months ended March 31, 2026 and represented 52.5%, 43.4%, 2.9% and 1.2% of total service revenue, respectively, for the three months ended March 31, 2025.

Our on-net revenues increased from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily from an increase in revenues from our legacy Cogent customers. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber acquisition, only 6.3% was on-net revenue.

Our off-net revenues decreased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber acquisition, 81.7% was off-net revenue.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $13.6 million for the three months ended March 31, 2026 and $7.1 million for the three months ended March 31, 2025.

Our non-core revenues decreased from the three months ended March 31, 2025 to the three months ended March 31, 2026 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber acquisition, we classified 11.9% as non-core revenue.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The 6.0% decrease in network operations expense was primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 2.1% from the three months ended March 31, 2025 to the three months ended March 31, 2026. Our decrease in SG&A operations expense was primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Cogent Fiber Business. These costs primarily include compensation and related costs. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 28.9%. The decrease was primarily due to assets acquired with the Cogent Fiber Business becoming fully depreciated, in particular acquired network equipment assets, more than offsetting the increase in our deployed fixed assets.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $3.1 million for the three months ended March 31, 2026 and $4.7 million for the three months ended March 31, 2025.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$500.0 million 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million 2032 Notes issued on June 17, 2025 in connection with the extinguishment of our 2026 Notes,
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”),
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”),

●	Our interest rate swap agreement until it expired in February 2026; and
●	Our finance lease obligations.

Our interest expense increased by 28.2% from the three months ended March 31, 2025 to the three months ended March 31, 2026. Our interest expense increased primarily due to the April 2025 issuance of our New IPv4 Notes, the June 2025 issuance of our 2032 Notes issued for $100.0 million of additional principal amount and at a higher interest rate compared to our extinguished 2026 Notes and our final $4.1 million payment on our interest rate swap agreement in February 2026.

Income Tax Benefit. Our income tax benefit was $11.4 million for the three months ended March 31, 2026 and $18.2 million for the three months ended March 31, 2025. The change in our income tax benefit is primarily related to projected operating results related to the Cogent Fiber Business acquisition and the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of March 31, 2026 and 2025, we had a total of 3,605 and 3,500 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

Acquisition of Cogent Fiber Business

Acquisition of Cogent Fiber Business – Cash Flow

The Cogent Fiber Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Cogent Fiber Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Cogent Fiber Business through the payments from the IP Transit Services Agreement, by reducing operating costs and by increasing revenue primarily by providing optical wavelength and optical transport services. We are selling these services to our existing customers, customers we acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Our cash flow requirements related to the acquisition of the Cogent Fiber Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the profitable acquired customers and our ability to sell optical wavelength and optical transport services over our Optical Wave Network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through March 31, 2026, we received monthly payments totaling $533.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

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

Our long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

●	Our $450.0 million 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity,
●	Our $300.0 million 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity,
●	Our $206.0 million Existing IPv4 Notes effectively mature in May 2029 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in May of 2029) and include annual interest payments of $16.3 million until such date (which amount increases if the Existing IPv4 Notes are not repaid prior to May 2029),
●	Our $174.4 million New IPv4 Notes effectively mature in April 2030 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in April of 2030) and include annual interest payments of $11.6 million until such date (which amount increases if the New IPv4 Notes are not repaid prior to April 2030), and
●	Our $600.0 million 2032 Notes mature in July 2032 and include annual interest payments of $39.0 million until maturity.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Cogent Fiber Business, the lingering impact of the COVID-19 pandemic our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we decreased our quarterly dividend to $0.02 per share of common stock for the dividend that was paid in the fourth quarter of 2025. Any future determination regarding dividends, including a decision to increase our quarterly dividend, will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Cash, cash equivalents and restricted cash

As of March 31, 2026, we had cash, cash equivalents and restricted cash of $179.3 million. Restricted cash as of March 31, 2026 was $39.0 million. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which

$72.6 was restricted. This restricted cash becomes available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture). During the three months ended March 31, 2026 and the year ended December 31, 2025, the restriction on $13.5 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Indenture. Under the Terms of the indenture, we have until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. Any amounts remaining on deposit in the prefunding account after October 2026 will be withdrawn and applied to prepay the April 2025 IPv4 Notes on a pro rata basis based on the initial principal amount.

We believe we are able to timely service our debt obligations. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

Cash Flows

The following table sets forth our consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$14,834	$36,351
Net cash used in investing activities	(21,239)	(33,088)
Net cash used in financing activities	(14,655)	(57,015)
Effect of exchange rates changes on cash	(4,787)	9,806
Net decrease in cash and cash equivalents and restricted cash	$(25,847)	$(43,946)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Interest payments on our note obligations were $28.0 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. Our Interest payments on our note obligations for the three months ended March 31, 2026 included our initial interest payment of $21.0 million on our 2032 Notes.

Net Cash Used in Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $46.2 million and $58.1 million for the three months ended March 31, 2026 and 2025, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network. The reduction in purchases of property and equipment from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to the completion of the conversion of the acquired data centers.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the three months ended March 31, 2026 and 2025 we were paid $25.0 million and $25.0 million under the IP Transit Services Agreement, respectively.

Net Cash Used in Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the three months ended March 31, 2026 and 2025 we paid $1.3 million and $49.1 million for our quarterly dividend payments, respectively. In the fourth quarter 2025, we reduced our quarterly dividend payment to $0.02 per share. Principal payments under our finance lease obligations were $13.4 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business associated with providing wave services and adding buildings to our network.

Cash Position and Indebtedness

At March 31, 2026, our total indebtedness, at par, was $2.4 billion and our total cash, cash equivalents and restricted cash ($39.0 million) was $179.3 million. Our total indebtedness at March 31, 2026 includes $628.9 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2032 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2026 is detailed below (in thousands):

As of March 31, 2026
Cash and cash equivalents	$12,931
Restricted cash	39,000
Accounts receivable, net	5,893
Other current assets	10,864
Total current assets	68,688
Property and equipment, net	191,493
Right-of-use leased assets	13,342
Intangible assets, net	17,995
Deposits and other assets	7,487
Due from T-Mobile - Purchase Agreement	24,567
Total assets	$323,572

Accounts payable	$3,228
Accrued and other liabilities	44,695
Operating lease liabilities, current maturities	41,280
Total current liabilities	89,203
Operating lease liabilities	182,203
Due to Cogent Communications LLC	236,034
Senior secured IPv4 Notes	372,061
Deferred income tax liabilities	428,977
Other long-term liabilities	17,706
Total liabilities	1,326,184
Total stockholders’ deficit	(1,002,612)
Total liabilities and stockholders’ deficit	$323,572

Three Months Ended
March 31, 2026
Service revenue	$14,766
Operating expenses:
Network operations	21,022
Selling, general, and administrative	18,165
Equity-based compensation expense	8,283
Depreciation and amortization	11,335
Total operating expenses	58,805
Gain on assets disposals	556
Operating loss	(43,483)
Interest expense	(7,504)
Interest income - Purchase Agreement	458
Interest income and other, net	1,403
Net loss	$(49,126)

Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three months ended March 31, 2026 or March 31, 2025. As of March 31, 2026, there was a total of $105.8 million available under the Buyback Program that is authorized to continue through December 31, 2026.

Dividends on Common Stock and Return of Capital Program

On May 1, 2026, our Board of Directors approved the payment of our quarterly dividend of $0.02 per common share. This estimated $1.0 million dividend payment is expected to be made on June 2, 2026.

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

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. Our 2027 Notes and our 2027 Mirror Notes will mature in June 2027. At that time or earlier, we may elect to refinance or repay these notes which may require us to issue additional indebtedness. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, reduce our planned dividend payments, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Estimates

Management believes that as of March 31, 2026, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2026, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1A.RISK FACTORS

Management believes that as of March 31, 2026, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2026. As of March 31, 2026, $105.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2026 made pursuant to this authorization.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

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

Date: May 4, 2026	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 4, 2026	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer