Form 10-Q
period 2026-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2026-08-06
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Common Stock, $0.001 par value 51,215,736 shares outstanding as of July 31, 2026

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2026 and June 30, 2025 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2026 and June 30, 2025 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2026 and June 30, 2025 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES		55
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,703	$148,515
Restricted cash	185,971	56,597
Accounts receivable, net of allowance for credit losses of $5,501 and $4,610, respectively	85,820	88,050
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $6,369 and $10,401, respectively	85,298	89,599
Prepaid expenses and other current assets	65,358	67,820
Total current assets	606,150	450,581
Property and equipment:
Property and equipment	3,575,657	3,642,906
Accumulated depreciation and amortization	(1,937,453)	(1,921,832)
Total property and equipment, net	1,638,204	1,721,074
Right-of-use leased assets	294,444	310,523
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	10,370	11,251
Deposits and other assets	30,520	34,834
Due from T-Mobile, IP Transit Services Agreement, net of discount of $519 and $2,255, respectively	41,147	89,412
Due from T-Mobile, Purchase Agreement, net of discount of $3,081 and $4,006, respectively	25,034	24,109
Total assets	$3,103,869	$3,099,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,255	$30,571
Accrued and other current liabilities	102,773	109,582
Senior unsecured 2027 notes, net of unamortized debt costs of $827 and discount of $2,909	746,264	—
Current maturities, operating lease liabilities	53,102	54,576
Finance lease obligations, current maturities	21,171	26,112
Total current liabilities	959,565	220,841
Senior unsecured 2027 notes, net of unamortized debt costs of $1,236 and discount of $4,344	—	744,420
Secured IPv4 notes, net of unamortized debt costs of $7,804 and $8,863, respectively	372,596	371,537
Senior secured 2032 notes, net of unamortized debt costs of $2,285 and $2,020, respectively	577,315	597,980
Operating lease liabilities, net of current maturities	256,374	269,753
Finance lease obligations, net of current maturities	609,039	597,239
Deferred income tax liabilities	333,906	333,294
Other long-term liabilities	29,204	28,568
Total liabilities	3,137,999	3,163,632
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 51,215,736 and 50,062,158 shares issued and outstanding, respectively	51	50
Additional paid-in capital	659,927	643,256
Accumulated other comprehensive (loss) income	(9,040)	1,428
Accumulated deficit	(685,068)	(708,582)
Total stockholders’ deficit	(34,130)	(63,848)
Total liabilities and stockholders’ deficit	$3,103,869	$3,099,784

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Service revenue	$235,559	$246,247
Operating expenses:
Network operations (including $97 and $506 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	125,006	137,492
Selling, general, and administrative (including $7,545 and $4,158 of equity-based compensation expense, respectively)	72,096	64,924
Depreciation and amortization	52,952	75,290
Total operating expenses	250,054	277,706
Gains on asset sales	132,041	—
Gains on finance lease terminations	1,397	—
Operating income (loss)	118,943	(31,459)
Interest expense, including change in valuation interest rate swap agreement	(43,764)	(39,777)
Gain on debt extinguishment – 2032 notes	1,579	—
Loss on debt extinguishment and redemption – 2026 notes	—	(5,606)
Interest income – IP Transit Services Agreement	2,676	4,299
Interest income – Purchase Agreement	467	433
Interest income and other, net	3,223	(2,415)
Income (loss) before income taxes	83,124	(74,525)
Income tax (provision) benefit	(16,488)	16,718
Net income (loss)	$66,636	$(57,807)

Comprehensive income (loss):
Net income (loss)	$66,636	$(57,807)
Foreign currency translation adjustment	(2,713)	17,737
Comprehensive income (loss)	$63,923	$(40,070)

Net income (loss) per common share:
Basic net income (loss) per common share	$1.39	$(1.21)
Diluted net income (loss) per common share	$1.38	$(1.21)
Dividends declared per common share	$0.02	$1.010

Weighted-average common shares - basic	47,921,120	47,592,836

Weighted-average common shares - diluted	48,429,166	47,592,836

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Service revenue	$474,746	$493,298
Operating expenses:
Network operations (including $416 and $996 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	254,236	274,930
Selling, general, and administrative (including $14,789 and $11,681 of equity-based compensation expense, respectively)	144,434	138,787
Depreciation and amortization	107,008	151,328
Total operating expenses	505,678	565,045
Gains on asset sales	132,583	—
Gains on finance lease terminations	3,782	—
Operating income (loss)	105,433	(71,747)
Interest expense, including change in valuation interest rate swap agreement	(87,637)	(73,971)
Gain on debt extinguishment – 2032 notes	1,579	—
Loss on debt extinguishment and redemption – 2026 notes	—	(5,606)
Interest income – IP Transit Services Agreement	5,769	8,984
Interest income – Purchase Agreement	925	858
Interest income and other, net	6,074	(3,306)
Income (loss) before income taxes	32,143	(144,788)
Income tax (provision) benefit	(5,049)	34,939
Net income (loss)	$27,094	$(109,849)

Comprehensive income (loss):
Net income (loss)	$27,094	$(109,849)
Foreign currency translation adjustment	(10,468)	29,489
Comprehensive income (loss)	$16,626	$(80,360)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.56	$(2.30)
Diluted net income (loss) per common share	$0.56	$(2.30)
Dividends declared per common share	$0.04	$2.015

Weighted-average common shares - basic	47,972,542	47,804,421

Weighted-average common shares - diluted	48,333,924	47,804,421

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$27,094	$(109,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	107,008	151,328
Amortization of debt costs and discounts	3,022	2,534
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(6,694)	(9,842)
Equity-based compensation expense (net of amounts capitalized)	15,205	12,677
Gain on debt extinguishment – 2032 notes	(1,579)	—
Loss on debt extinguishment and redemption – 2026 notes	—	5,606
Gains on asset sales and finance lease terminations	(136,365)	—
Deferred income taxes	612	(35,802)
Changes in operating assets and liabilities:
Accounts receivable	2,230	1,807
Prepaid expenses and other current assets	2,462	(6,222)
Accounts payable, accrued liabilities and other long-term liabilities	863	(18,300)
Deposits and other assets	4,171	(1,624)
Net cash provided by (used in) operating activities	18,029	(7,687)
Cash flows from investing activities:
Proceeds from sale of data center assets, net	224,159	—
Cash receipts - IP Transit Services Agreement – T-Mobile	58,333	50,000
Purchases of property and equipment	(84,774)	(114,288)
Net cash provided by (used in) investing activities	197,718	(64,288)
Cash flows from financing activities:
Dividends paid	(3,580)	(98,693)
Purchases of common stock	—	(11,517)
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $4.0 million and $7.6 million, respectively	—	170,479
Net proceeds from issuance of senior secured 2032 notes - net of debt costs of $2.2 million	—	597,842
Debt extinguishment – 2032 notes	(18,759)	—
Debt extinguishment and redemption – 2026 notes	—	(505,000)
Proceeds from exercises of stock options	—	151
Principal payments of finance lease obligations	(23,007)	(16,523)
Net cash (used in) provided by financing activities	(45,346)	136,739
Effect of exchange rates changes on cash	(5,839)	14,045
Net increase in cash, cash equivalents and restricted cash	164,562	78,809
Cash, cash equivalents and restricted cash, beginning of period	205,112	227,916
Cash, cash equivalents and restricted cash, end of period	$369,674	$306,725
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$52,102	$79,076

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the business:

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company network is designed and optimized specifically to provide both IP services to transmit packet routed data as well as to provide optical wave and transport services. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 58 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Following the Company’s acquisition of Cogent Fiber LLC and pursuant to intercompany arrangements between Cogent Fiber LLC and the Company for use of the acquired Cogent Fiber LLC network, the Company began to provide optical wavelength services and optical transport services. The Company is selling these wavelength services to its existing customers, customers of Cogent Fiber LLC and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Additionally, the customers of the Cogent Fiber Business (as defined below) include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Cogent Fiber LLC, the Company expanded selling services to these larger “Enterprise” customers.

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company will not early adopt ASU 2024-03 and is in the process of evaluating the impact on its consolidated financial statements from the adoption of ASU 2024-03.

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

The Company believes it is in a unique position to monetize the Cogent Fiber Business and its network and management expects to continue to achieve significant cost reduction synergies and revenue synergies from the Transaction.

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

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate required some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and interest income of $0.9 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid the Company $33.3 million during the three months ended June 30, 2026 and $58.3 million during the six months ended June 30, 2026. The $8.3 million payment scheduled for July 2026 was paid on June 30, 2026. Under the IP Transit Services Agreement, TMUSA paid the Company $25.0 million during the three months ended June 30, 2025 and $50.0 million during the six months ended June 30, 2025.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $2.7 million and $4.3 million during the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $9.0 million during the six months ended June 30, 2026 and 2025, respectively.

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

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“IPv4”) addresses and $16.0 million of acquired customer relationships. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and was $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Future amortization expense of the customer relationships is $1.8 million per year for six years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that the IPv4 address asset has an indefinite useful life and is not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through June 30, 2026.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2025. Certain prior year amounts have been reclassified to conform to current year presentation.

The accompanying unaudited condensed consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Financial instruments

At June 30, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at June 30, 2026:

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $446.1 million;
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $297.4 million;
●	The fair value of the Company’s $579.6 million aggregate principal amount of 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $518.7 million; and
●	The fair value of the Company’s $380.4 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $387.4 million.

Restricted cash

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement, as discussed in Note 3, and was $4.1 million as of December 31, 2025. The Swap Agreement was settled in February 2026. Restricted cash related to the IPv4 Notes, as discussed in Note 3, was $38.4 million as of June 30, 2026 and $52.5 million as of December 31, 2025. Restricted cash related to the Company’s 2032 Notes was $147.6 million as of June 30, 2026, as discussed in Note 3. Additional cash may be further restricted under the provisions of the Company’s IPv4 Note Indenture (as defined below) and the Company’s 2032 Notes. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $18.9 million and $38.4 million for the three and six months ended June 30, 2026, respectively and were $20.0 million and $40.2 million for the three and six months ended June 30, 2025, respectively.

Basic and diluted net income (loss) per common share

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average common shares - basic	47,921,120	47,592,836	47,972,542	47,804,421
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	508,046	—	361,382	—
Weighted average common shares - diluted	48,429,166	47,592,836	48,333,924	47,804,421

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Unvested shares of restricted common stock	3,289,506	1,657,168	3,289,506	1,657,168
Anti-dilutive options for common stock	247,989	223,068	248,576	202,864
Anti-dilutive shares of restricted common stock	1,693,891	782,800	787,174	911,907

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2026 and 2025 (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at March 31, 2026	50,077,663	$50	$651,538	$(6,327)	$(749,423)	$(104,162)
Forfeitures of shares granted to employees	(80,306)	—	—	—	—	—
Equity-based compensation	—	—	8,389	—	—	8,389
Foreign currency translation	—	—	—	(2,713)	—	(2,713)
Issuances of common stock	1,218,379	1	—	—	—	1
Dividends paid	—	—	—	—	(2,281)	(2,281)
Net income	—	—	—	—	66,636	66,636
Balance at June 30, 2026	51,215,736	$51	$659,927	$(9,040)	$(685,068)	$(34,130)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2025	49,337,310	$49	$639,248	$(18,933)	$(477,520)	$142,844
Forfeitures of shares granted to employees	(59,281)	—	—	—	—	—
Equity-based compensation	—	—	5,422	—	—	5,422
Foreign currency translation	—	—	—	17,737	—	17,737
Issuances of common stock	196,788	—	—	—	—	—
Exercises of options	886	—	30	—	—	30
Common stock purchases & retirement	(229,507)	—	(11,998)	—	—	(11,998)
Dividends paid	—	—	—	—	(49,560)	(49,560)
Net loss	—	—	—	—	(57,807)	(57,807)
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2025	50,062,158	$50	$643,256	$1,428	$(708,582)	$(63,848)
Forfeitures of shares granted to employees	(91,316)	—	—	—	—	—
Equity-based compensation	—	—	16,671	—	—	16,671
Foreign currency translation	—	—	—	(10,468)	—	(10,468)
Issuances of common stock	1,244,894	1	—	—	—	1
Dividends paid	—	—	—	—	(3,580)	(3,580)
Net income	—	—	—	—	27,094	27,094
Balance at June 30, 2026	51,215,736	$51	$659,927	$(9,040)	$(685,068)	$(34,130)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(69,541)	—	—	—	—	—
Equity-based compensation	—	—	14,720	—	—	14,720
Foreign currency translation	—	—	—	29,489	—	29,489
Issuances of common stock	507,386	—	—	—	—	—
Exercises of options	2,933	—	151	—	—	151
Common stock purchases & retirement	(229,507)	—	(11,998)	—	—	(11,998)
Dividends paid	—	—	—	—	(98,693)	(98,693)
Net loss	—	—	—	—	(109,849)	(109,849)
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service revenue recognized from deferred revenue balance at beginning of period	$2,409	$2,310	$4,528	$4,107
Amortization expense for contract costs	6,747	5,562	13,339	10,935

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The operating lease liability under ASU 2016-02 is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases, which are leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Finance lease cost
Amortization of right-of-use assets	$13,553	$13,975	$27,089	$27,891
Interest expense on finance lease liabilities	12,472	12,509	24,985	23,615
Operating lease cost	18,169	18,569	35,816	36,013
Total lease costs	$44,194	$45,053	$87,890	$87,519

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(28,276)	$(22,650)
Operating cash flows from operating leases	(37,084)	(35,790)
Financing cash flows from finance leases	(23,007)	(16,523)
Right-of-use assets obtained in exchange for new finance lease liabilities	52,102	79,076
Right-of-use assets obtained in exchange for new operating lease liabilities	1,765	15,105
Weighted-average remaining lease term — finance leases (in years)	16.8	17.1
Weighted-average remaining lease term — operating leases (in years)	11.4	11.3
Weighted-average discount rate — finance leases	8.3%	8.1%
Weighted-average discount rate — operating leases	7.2%	7.6%

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

As of June 30, 2026, the Company had committed to additional IRU agreements totaling $96.7 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under the Company’s operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending June 30,	Leases	Leases
2027	$60,082	$70,239
2028	57,534	69,157
2029	55,440	67,913
2030	34,482	67,537
2031	27,688	67,426
Thereafter	220,283	827,320
Total minimum lease obligations	455,509	1,169,592
Less—amounts representing interest	(146,033)	(539,382)
Present value of minimum lease obligations	309,476	630,210
Current maturities	(53,102)	(21,171)
Lease obligations, net of current maturities	$256,374	$609,039

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

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation and amortization expense	$52,508	$74,846	$106,119	$150,439
Capitalized compensation cost	11,704	11,201	23,634	22,445

Gain on sale of Cogent Fiber data center assets

On June 29, 2026, the Company completed the sale of ten owned data center buildings and the associated land (the “Ten Data Centers”) for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with the Company’s acquisition of the Cogent Fiber Business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million.

3.	Long-term debt:

As of June 30, 2026 and December 31, 2025, the Company had the following long-term debt obligations outstanding;

●	$579.6 million aggregate principal amount of the original $600.0 million secured 2032 Notes outstanding at June 30, 2026, and $600.0 million outstanding at December 31, 2025,
●	$300.0 million aggregate principal amount of unsecured 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of unsecured 2027 Notes,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and

●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).

Classification of 2027 unsecured Mirror Notes and 2027 Notes

The 2027 Mirror Notes and 2027 Notes mature on June 15, 2027. As a result, these obligations are classified as current liabilities on the Company’s June 30, 2026 balance sheet.

Management believes that cash on hand, cash generated from operating activities and cash from the IP Transit Services Agreement will be adequate to meet the Company’s working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next 12 months and beyond the next 12 months if the Company executes its business plan, which includes the refinancing of the Company’s 2027 Notes and its 2027 Mirror Notes.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts the Company currently holds may require it to raise additional funds through the issuance of debt or equity. Management expects to refinance the Company’s 2027 Notes and the 2027 Mirror Notes prior to their maturity, which is expected to require the Company to issue additional indebtedness. It cannot be assured that such financing will be available on terms acceptable to the Company or its stockholders, or at all. Insufficient funds may require the Company to delay or scale back the number of buildings and markets that it adds to its network, reduce planned increase in sales and marketing efforts, reduce planned dividend payments, or require the Company to otherwise alter its business plan or take other actions that could have a material adverse effect on its business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

The Company may need to, or elect to, refinance all or a portion of its other indebtedness at or before maturity and it cannot provide assurances that the Company will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, the Company may elect to secure additional capital in the future, at acceptable terms, to improve liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, the Company or its affiliates may, from time to time, issue new debt, enter into debt for debt or debt for equity exchanges, or cash transactions to purchase outstanding debt securities in the open market, through privately negotiated transactions or otherwise. The Company will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Gain on debt extinguishment – 2032 Notes

In the three months ended June 30, 2026, the Company paid $19.3 million to repurchase $20.4 million of its 2032 Notes at an average price of $91.955. In connection with these purchases the Company recognized a gain of $1.6 million in the three and six months ended June 30, 2026.

Supplemental indenture – 2032 Notes

In the second quarter of 2026, the Company began to solicit consents from the holders of its 2032 Notes to implement revisions to its 2032 Notes indenture (the “Supplemental Indenture”). In order to be effective, approval of a majority of the holders of the outstanding par value of the 2032 Notes was required. On June 12, 2026, the Company obtained the approval from a majority of the holders of its 2032 Notes with respect to the execution of the Supplemental Indenture. The Company will pay a 12.5 basis point fee, totaling $0.5 million to the holders who consented to the Supplemental Indenture, recorded as additional note issuance costs for the 2032 Notes.

The Supplemental Indenture to the 2032 Notes includes the following provisions:

●	Amends the “Permitted Liens” definition therein to increase the secured leverage ratio under the “ratio liens” basket from 4.00 to 1.0 to 4.75 to 1.0;
●	Requires the Company to contribute or otherwise provide to Group and/or one or more of its restricted subsidiaries the after – tax net proceeds of certain data center sales and requires Group to use such proceeds solely to repurchase or otherwise retire existing indebtedness at a discount (with at least 50% of such net proceeds being used to repurchase the 2032 Notes) (the “Debt Repurchases”);

o	The Debt Repurchases include the greater of a) $175.0 million or b) the net proceeds from the sale of the first ten former Cogent Fiber data centers (the “Data Center Proceeds”).
●	Provides that the Data Center Proceeds will not be used to increase available restricted payment capacity under the 2032 Notes Indenture; and
●	Provides that Group will not make restricted payments constituting the dividend, distribution, sale, transfer or contribution of IRUs and prohibit any IRU that is owned or held by Group or any guarantor from being transferred to, assumed by or refinanced by any unrestricted subsidiary or any restricted subsidiary that is not a guarantor, subject to limited exceptions.

The after-tax net proceeds from sale of the Ten Data Centers were approximately $168.0 million.

●	As result, $168.0 million of the net proceeds were considered restricted cash.
o	The Company purchased $20.4 million par value of its 2032 Notes in the three months ended June 30, 2026. As a result, the balance of restricted cash related to the sale of the Ten Data Centers was $147.6 million as of June 30, 2026.
●	The Company will be required to include the next $7.0 million of net proceeds from any future sale of a former Cogent Fiber data center as restricted cash to reach the $175.0 million Data Center Proceeds target included in the Supplemental Indenture.

Issuance of $600.0 million of 2032 Notes and redemption of the 2026 Notes

On June 17, 2025 (the “2032 Notes Closing Date”), Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, issued $600.0 million aggregate principal amount of 2032 Notes in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2032 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2032 Notes will mature on July 1, 2032, and bear interest at a rate of 6.50% per year. Interest on the 2032 Notes is paid semi - annually on January 1 and July 1 of each year beginning on January 1, 2026. The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes that were due to mature in May 2026 (the “2026 Notes”).

The net proceeds from the offering were $597.8 million after deducting offering expenses. On June 4, 2025, the Issuers issued a notice of conditional full redemption to holders of all of the then-outstanding 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On the 2032 Notes Closing Date, Group used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge the Issuers’ obligations under the indenture governing the 2026 Notes. The obligations under the 2026 Notes included the $500.0 million principal amount, a $5.0 million make-whole payment and $2.2 million of accrued interest. As a result of the redemption of the 2026 Notes, the Company incurred a loss on debt extinguishment and redemption of $5.6 million. Group used the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

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

The principal amount of the 2032 Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving Group, the Co-Issuer or certain of Group’s subsidiaries, and may be declared immediately due and payable by the trustee or the holders of at least 25.0% of the aggregate principal amount of the then-outstanding 2032 Notes upon the occurrence of certain events of default under the 2032 Notes Indenture. Events of default include the following with respect to the Issuers and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the 2032 Notes Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a Guarantor denying or disaffirming its obligations under its Guarantee; (vi) certain events of bankruptcy or insolvency; and (vii) certain defaults with respect to the security documentation related to the 2032 Notes and the collateral securing the 2032 Notes and the Guarantees of the Subsidiary Guarantors.

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

The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted cash proceeds become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture (as defined below). During the six months ended June 30, 2026 and year ended December 31, 2025 the restriction on $14.2 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in the Company’s monthly leverage and debt service coverage ratios under the IPv4 Base Indenture. Under the Terms of the IPv4 Notes Indenture, the Company has until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. If there are any remaining restricted funds at that time, they will be used to pay principal on the New IPv4 Notes.

The New IPv4 Notes were issued pursuant to the IPv4 Base Indenture, dated as of May 2, 2024, as supplemented by the Series 2025-1 Supplement thereto, dated as of the New IPv4 Notes Closing Date (the “Series 2025-1 Supplement”), by and between the IPv4 Issuer and the IPv4 Trustee (as defined below). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the IPv4 Base Indenture, together with the Series 2024-1 Supplement thereto (as defined below) and the Series 2025-1 Supplement, and any other series supplements to the IPv4 Base Indenture, is referred to as the “IPv4 Notes Indenture.” Under the IPv4 Notes Indenture, interest is paid on a monthly basis. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, events of default, mandatory prepayment or acceleration events occur. The legal final maturity date of the New IPv4 Notes is in April of 2055. If the IPv4 Issuer has not repaid or refinanced any New IPv4 Notes prior to the monthly payment date in April of 2030, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such New IPv4 Notes: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in April of 2030 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post- ARD note spread of 3.00% applicable to such New IPv4 Notes.

In connection with the issuance of the New IPv4 Notes, the IPv4 Issuer obtained consents from noteholders representing more than 50% of the Voting Rights (as defined in the IPv4 Base Indenture) of the IPv4 Notes to adopt amendments to the IPv4 Base Indenture to, among other things, permit the IPv4 Issuer to (i) issue additional Class A Notes (as defined in the IPv4 Base Indenture) (provided that the Class A Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the IPv4 Base Indenture as previously in effect), (ii) dispose of IPv4 addresses owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to the greater of (x) 7.10 to 1.00 and (y) the Leverage Ratio as of the date of the most recent issuance of Additional Notes (as defined in the IPv4 Base Indenture) (after giving effect to the issuance of such Additional Notes) under the IPv4 Base Indenture as previously in effect) and (iii) substitute new IPv4 addresses (including Non-Contributed IP Addresses (as defined in the IPv4 Base Indenture)) to be owned by the IPv4 Issuer for the Contributed IP Addresses then owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio is not greater than 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the IPv4 Base Indenture as previously in effect), in each case, among other applicable requirements (collectively, the “Amendments”). Accordingly, on the New IPv4 Notes Closing Date, prior to the issuance of the New IPv4 Notes, the IPv4 Issuer entered into a second amendment to the IPv4 Base Indenture (the “Second Amendment”) with the IPv4 Trustee giving effect to the Amendments.

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

The Existing IPv4 Notes were issued pursuant to an indenture, dated as of May 2, 2024, as supplemented by the Series 2024-1 Supplement thereto, dated as of May 2, 2024 (the “Series 2024-1 Supplement”), in each case entered into by and between the IPv4 Issuer and Wilmington Trust, National Association, as the trustee for the IPv4 Notes (the “IPv4 Trustee”). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein.

The Existing IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain IPv4 addresses, customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed to the IPv4 Issuer and are included as collateral for the Existing IPv4 Notes. While the Existing IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes on a monthly basis. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, events of default, mandatory prepayment or acceleration events occur. The legal final maturity date of the Existing IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the Existing IPv4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such Existing IPv4 Notes: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in May of 2029 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post ARD note spread of 3.400% applicable to such Existing IPv4 Notes.

IPv4 Notes collateral, guaranty, covenants and restrictions

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the IPv4 Notes Indenture, and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Notes Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company, as the guarantor (in such capacity, the “IPv4 Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the IPv4 Trustee pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Notes Indenture or the IPv4 Notes.

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

Issuance of $300.0 million of 2027 Mirror Notes

On June 11, 2024, the Issuers issued $300.0 million aggregate principal amount of their 2027 Mirror Notes in a private placement not registered under the Securities Act. The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU leases noted above, at a discount. Interest on the 2027 Mirror Notes accrues at 7.00% and is paid semi - annually in arrears on June 15 and December 15 of each year. Holdings provides a guarantee of the 2027 Mirror Notes, but Holdings is not subject to the covenants under the 2027 Mirror Notes Indenture (as defined below).

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

Issuance of $450.0 million of 2027 Notes

On June 22, 2022 (the “2027 Notes Closing Date”), Group issued $450.0 million aggregate principal amount of its 2027 Notes in a private placement not registered under the Securities Act. The 2027 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Notes were issued pursuant to, and are governed by, an indenture (the “2027 Notes Indenture”), dated the 2027 Notes Closing Date by and among Group, Holdings, the other guarantors named therein and the trustee. The 2027 Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future material domestic subsidiaries, subject to certain exceptions, and by the Company. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Notes.

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. Interest on the 2027 Notes accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provides a guarantee of the 2027 Notes, but Holdings is not subject to the covenants under the 2027 Notes Indenture.

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

Issuance of $500.0 million of 2026 Notes

On May 7, 2021, Group issued $500.0 million aggregate principal amount of its 2026 Notes in a private placement exempt from registration under the Securities Act. The 2026 Notes were scheduled to mature on May 1, 2026. The 2026 Notes were extinguished and redeemed with the issuance of the 2032 Notes in June 2025.

Limitations under the Indentures

The 2032 Notes Indenture, the 2027 Notes Indenture, and the 2027 Mirror Notes Indenture (collectively, the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions; make certain investments and other restricted payments; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its properties and assets; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0 (or, under the 2032 Notes Indenture, as amended, 4.75 to 1.0). Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including, with respect to its restricted payments, if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,” as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater).

As of June 30, 2026, under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”):

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of June 30, 2026, under the leverage ratio definitions under the 2032 Notes Indenture, (the definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the applicable reference period):

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

Unrestricted payments

As of June 30, 2026, a total of $240.5 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

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

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.7 million in excess of the amount accrued at June 30, 2026.

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

5.	Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Domestic	$82,969	$(73,645)	$30,784	$(136,219)
Foreign	155	(880)	1,359	(8,569)
Total	$83,124	$(74,525)	$32,143	$(144,788)

6.	Common stock buyback program:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2026. In the second quarter of 2025, the Company purchased 229,507 shares of its common stock for $11.5 million under its Buyback Program. There were no purchases of common stock in the three or six months ended June 30, 2026. As of June 30, 2026, there was $105.8 million available under the Buyback Program.

7.	Dividends on common stock:

The Company paid dividends of $2.3 million ($0.02 per share) and $49.6 million ($1.01 per share) in the three months ended June 30, 2026 and 2025, respectively. The Company paid dividends of $3.6 million ($0.04 per share) and $98.7 million ($2.01 per share) in the six months ended June 30, 2026 and 2025, respectively. On August 5, 2026, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.02 per share of common stock. This estimated $1.0 million dividend payment is expected to be made on September 4, 2026.

The payment of any future dividends and any other returns of capital, including stock buybacks will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s Indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation and under the General Corporation Law of the State of Delaware, distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The Indentures limit the Company’s ability to return cash to its stockholders.

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

As of late 2025, Mr. Schaeffer no longer exercises day to day control over the properties that are the subject of Office Lease and Network Operations Lease. The terms of the Office Lease and Network Operations Lease remain unchanged.

The Company paid $0.7 million and $0.8 million in the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.6 million in the six months ended June 30, 2026 and 2025, respectively, for rent and related costs (including taxes and utilities) for these leases.

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

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended June 30, 2026
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$100,488	$79,211	$14,473	$814	$194,986
Europe	25,970	4,289	316	34	30,609
South America	2,506	132	—	6	2,644
Oceania	6,263	855	42	6	7,166
Africa	141	—	—	13	154
Total	$135,368	$84,487	$14,831	$873	$235,559

Three Months Ended June 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$100,102	$95,842	$8,814	$2,605	$207,363
Europe	25,174	5,087	231	54	30,546
South America	1,889	207	—	8	2,104
Oceania	5,038	1,016	12	15	6,081
Africa	128	25	—	—	153
Total	$132,331	$102,177	$9,057	$2,682	$246,247

Six Months Ended June 30, 2026
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$200,920	$162,686	$27,739	$1,772	$393,117
Europe	52,564	8,791	600	77	62,032
South America	4,944	284	—	11	5,239
Oceania	12,185	1,730	77	13	14,005
Africa	322	31	—	—	353
Total	$270,935	$173,522	$28,416	$1,873	$474,746

Six Months Ended June 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$199,183	$196,862	$15,705	$5,544	$417,294
Europe	48,943	10,049	447	106	59,545
South America	3,652	415	—	17	4,084
Oceania	9,943	2,075	23	43	12,084
Africa	240	51	—	—	291
Total	$261,961	$209,452	$16,175	$5,710	$493,298

	June 30,	December 31,
	2026	2025
Long-lived assets, net
North America	$1,438,639	$1,523,789
Europe and other	199,565	197,285
Total	$1,638,204	$1,721,074

The majority of North American revenue consists of services delivered within the United States.

10.	Subsequent events:

Gain on debt extinguishment – 2032 Notes

In July 2026, the Company paid $106.7 million to repurchase $118.4 million of its 2032 Notes at an average price of $90.071. In connection with these purchases the Company will recognize a gain of approximately $11.8 million in the three months ended September 30, 2026. These purchases resulted in a retirement of $118.4 par value of the 2032 Notes and a cumulative retirement of $138.8 million of the total $175.0 million of repurchases contemplated by the Supplemental Indenture.

Refinancing of 2027 Notes and 2027 Mirror Notes

The Company expects to refinance its 2027 Notes and 2027 Mirror Notes in the third quarter of 2026, subject to market conditions and other factors.

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

Our acquisition of Sprint Communications, now called Cogent Fiber LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; government policies worldwide; in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; our inability to obtain the equipment necessary for our expansion plans and customer requirements; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q.

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid us $33.3 million during the three months ended June 30, 2026 and $58.3 million during the six months ended June 30, 2026. The $8.3 million payment scheduled for July 2026 was paid on June 30, 2026. Under the IP Transit Services Agreement, TMUSA paid us $25.0 million during the three months ended June 30, 2025 and $50.0 million during the six months ended June 30, 2025.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). We evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, we concluded that the $700.0 million of payments to be made represented consideration received from T-Mobile to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate required some judgment.

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

Low Cost of Operation. We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and increased capabilities and greater efficiency in the technology used to provide services. Faced with the backdrop of continued price deflation in our industry, we have made a series of discrete choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity, excluding capital expenditures for the repurposing of acquired Sprint assets, as measured by our capital expenditures per total revenues.

Important components of our low-cost operating strategy include:

●	One IP Network Protocol. Upon our founding, we selected Ethernet protocol to operate our network that provides Internet - based services (our “IP Network”). We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber

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
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from over 380 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network. Acquiring the Sprint Network has also allowed us to construct a wavelength network predominantly using the fiber that is owned by Cogent Fiber and leased to our operating subsidiary, Cogent Communications, LLC under a long-term IRU. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of June 30, 2026, we offered this service in 1,137 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, virtual private network (“VPN”) connection to cloud providers services and our decision to continue to support MPLS based VPN services for our acquired former Sprint customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We continue the process of optimizing our IP network and optical wave network for historical IP-based Internet services and optical wave (optical transport services), respectively. This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our networks. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions in each network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our networks. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.
●	Greater Control and Superior Delivery. Our on-net service, whether provisioned on our IP Network or our optical wave network, does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers their entire network connection, including the “last mile” and the in-building fiber optic connections to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network.

The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors. We are able to install our optical wave services, on average, in thirty business days or less, which we believe provides a competitive advantage.
●	High-Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our IP Network is optimized for packet routed traffic. Its design increases the speed and throughput of our IP Network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our IP Network is more reliable and carries traffic at lower cost than networks providing similar services that were originally built as overlays to traditional circuit-switched, or TDM networks. With respect to our optical wave services, we believe that our optical wave network offers advantages over other optical networks through its location along railroad rights of way and burial deeper than industry norms. We believe these two factors result in fewer cable cuts, and, as result, fewer service interruptions and a more reliable product offering.
●	Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability.

Our IP Network is connected to a total of 3,627 buildings that are located in 308 metropolitan markets globally. These buildings include:

●	1,867 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,781 CNDCs located in 1,588 buildings;
●	88 of our own AC powered Cogent data centers; and
●	84 of our smaller DC powered Cogent edge data centers.

Our MTOBs are located in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network.

Our optical wave network is connected to 1,137 wave enabled locations located in 150 metropolitan markets in the United States, Canada and Mexico. All of our wavelength services are on-net as they originate and terminate on our optical wave network. Our Cogent data centers, including our Cogent Edge data centers, are directly connected to our network and operate across the United States and in Europe, and comprise 1.5 million square feet of floor space, and 155 MW of power.

We believe that these network points of presence strategically position our networks to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our IP Network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	7,572 access networks, as well as numerous large and small content providers;
●	65,556 net-centric customer connections,
●	41,326 corporate customer connections, and
●	8,957 enterprise customer connections.

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

Expand our Profitable Business with Enterprise Customers. In conjunction with our acquisition of the Cogent Fiber Business, we acquired a number of larger enterprise customers. We have continued to provide our core services to these enterprise customers and elected to provide MPLS based VPN as well as VPLS services, a new service for these customers, but continue to terminate unprofitable services to these customers at the end of their current term. We have also elected to terminate certain unprofitable customer locations and, in limited circumstances, ceased providing services in certain countries where we could not do so economically.

Increase our Share of the Net-Centric IP Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity IP Network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 58 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our IP Network, which differentiates the capacity choices we provide our net-centric customers;

●	Balanced customer base for IP services – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our IP Network thereby reducing latency and enhancing reliability; and
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.

Increase our Share of the Optical Wavelength Market. We offer 10 Gbps, 100 Gbps and 400 Gbps optical wavelength and optical transport services to our net-centric customers who require these high-bandwidth dedicated point-to-point services. We intend to become one of the leading providers of optical wavelength services in North America. Building upon the foundation provided by the assets of the Cogent Fiber Business, we have created, and continue to expand, our optical wave network to provide optical wavelength services to hyper-scalers and other net-centric customers who require optical wave services.

We believe that we offer our customers the following:

●	Diverse routes – Our optical wave network is located along rights of way that are largely unique. As such, we offer route diversity and geographic redundancy to our customers.
●

Ubiquitous Footprint – We offer optical wavelength services in 1,137 locations in North America directly connected to our optical wave network. This broad footprint allows us to meet customers in locations of their choosing and to provide fully on-net optical wave services to them in these locations.

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

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 820 national and international carriers providing us last mile network access to over 10 million commercial buildings that are lit by fiber optic cable in the countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our service offerings to include optical wavelength and optical transport services over our optical wave network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of June 30, 2026, we offered wavelength services in 1,137 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, converting many locations from DC power to AC power, and upgrading or installing new HVAC systems, uninterruptible power supplies, backup generators and fire suppression systems as well as other structural changes. By June 30, 2026, we had converted the former Sprint facilities into 52 Cogent data centers and 87 Cogent edge data centers. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. Our IPv4 Issuer is our primary lessor of IPv4 address space with the remainder leased by our other operating subsidiaries. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses. As of June 30, 2026, we were leasing 15.2 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Monetize Acquired Data Center Facilities. On June 29, 2026, we completed the sale of ten owned data center buildings and the associated land (the “Data Centers”) for a gross sales price of $225.0 million, paid in cash in full at closing. The Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber business. The net proceeds from the sale were $224.2 million and the net book value of the Data Centers was $93.4 on the closing date, resulting in a gain of $130.7 million.

We are actively marketing the sale or lease of the remaining 14 of 24 data center facilities originally acquired in the Transaction and identified to be sold.

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

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

	Three Months Ended
	June 30,		Percent
	2026	2025	Change

	(in thousands)
Service revenue	$235,559	$246,247	(4.3)%
Network operations expenses (1)	125,006	137,492	(9.1)%
Selling, general, and administrative (“SG&A”) expenses (2)	72,096	64,924	11.0%
Depreciation and amortization expenses	52,952	75,290	(29.7)%
Interest income – IP Transit Services Agreement	2,676	4,299	(37.8)%
Gains on sale of data center and other assets	132,041	—	NM
Gain on debt extinguishment – 2032 Notes	1,579	—	NM
Loss on debt extinguishment and redemption – 2026 Notes	—	5,606	NM
Interest expense, including change in valuation of interest rate swap agreement	43,764	39,777	10.0%
Income tax (provision) benefit	(16,488)	16,718	NM %
(1)	Includes non-cash equity-based compensation expenses of $97 and $506 in the three months ended June 30, 2026 and 2025, respectively.
(2)	Includes non-cash equity-based compensation expenses of $7,545 and $4,158 in the three months ended June 30, 2026 and 2025, respectively.

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

Our service revenue decreased by 4.3% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The decrease was primarily driven by cancellations of low margin and non-core customers we acquired with the Cogent Fiber Business partially offset by the growth in customers from expanding our network, increasing our wavelength service revenue, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Exchange rates positively impacted our service revenue from the three months ended June 30, 2025 to the three months ended June 30, 2026 by $0.7 million.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $1.1 million from the three months ended June 30, 2025 to the three months ended June 30, 2026.

	Three Months Ended
	June 30,		Percent
	2026	2025	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$98,625	$109,047	(9.6)%
Net-centric	107,433	97,309	10.4%
Enterprise	29,501	39,891	(26.0)%

Customer Connections by Customer Type - end of period
Corporate	41,326	44,307	(6.7)%
Net-centric	65,556	62,659	4.6%
Enterprise	8,957	11,764	(23.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$135,368	$132,331	2.3%
Off-net	84,487	102,177	(17.3)%
Wavelength	14,831	9,057	63.8%
Non-core	873	2,682	(67.4)%

Customer Connections – by Network Connection Type - end of period
On-net	88,013	87,407	0.7%
Off-net	23,033	26,239	(12.2)%
Wavelength	2,445	1,469	66.4%
Non-core	2,348	3,615	(35.0)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$513	$506	1.3%
ARPU off-net	1,197	1,267	(5.5)%
ARPU wavelength	2,100	2,163	(2.9)%
Average Price per Megabit installed base	0.11	0.17	(34.4)%

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

We believe that we are in a unique position to monetize the Cogent Fiber Business and its network, and we have achieved significant cost reduction synergies and revenue synergies from the Transaction. On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections, and

●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business monthly revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue, and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 41.9%, 45.6% and 12.5% of total service revenue, respectively, for the three months ended June 30, 2026 and represented 44.3%, 39.5% and 16.2% of total service revenue, respectively, for the three months ended June 30, 2025.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times compared to our competitors. Many companies have adopted a flexible work schedule permitting employees to fully or partially work from home. While these trends have adversely impacted overall occupancy rates, the impact of these vacancies have been partially offset by our corporate customers who are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. If and when companies discontinue flexible and remote work policies, they may return to the buildings in which we operate, and we believe it will present an opportunity for increased sales.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business. Our net-centric customers purchase our IP services on a price per megabit basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 34.4% from the three months ended June 30, 2025 to the three months ended June 30, 2026. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business.

On the Closing Date, we classified the total $39.5 million of monthly Cogent Fiber Business revenue as:

●	$2.5 million of on-net revenue,
●	$32.3 million of off-net revenue, and
●	$4.7 million of non-core revenue.

Additionally, on the Closing Date, we classified the total 46,743 Cogent Fiber Business customer connections as:

●	1,560 on-net customer connections,
●	24,667 off-net customer connections, and
●	20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 57.4%, 35.9%, 6.3% and 0.4% of total service revenue, respectively, for the three months ended June 30, 2026 and represented 53.7%, 41.5%, 3.7% and 1.1% of total service revenue, respectively, for the three months ended June 30, 2025.

Our on-net revenues increased from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily from an increase in revenues from our legacy Cogent customers. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, only 6.3% was on-net revenue.

Our off-net revenues decreased from the three months ended June 30, 2025 to the three months ended June 30, 2026 primarily from cancellations of low-margin off-net customers that we acquired with the Cogent Fiber Business. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, 81.7% was off-net revenue.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $14.8 million for the three months ended June 30, 2026 and $9.1 million for the three months ended June 30, 2025.

Our non-core revenues decreased from the three months ended June 30, 2025 to the three months ended June 30, 2026 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, we classified 11.9% as non-core revenue.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The 9.1% decrease in network operations expense was primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 11.0% from the three months ended June 30, 2025 to the three months ended June 30, 2026. Our increase in SG&A operations expense was primarily attributable to increases in the amortization of prepaid commissions costs, certain property related taxes and a $2.8 million increase in non-cash equity-based compensation expense. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 29.7%. The decrease was primarily due to assets acquired with the Cogent Fiber Business becoming fully depreciated, in particular acquired network equipment assets and assets sold with the sale of ten data centers, more than offsetting the increase in our deployed fixed assets.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $2.7 million for the three months ended June 30, 2026 and $4.3 million for the three months ended June 30, 2025.

Gains on Sale of Data Center and Other Assets. On June 29, 2026, we completed the sale of ten owned data center buildings and the associated land (the “Ten Data Centers”) for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million included in the total gain of $132.0 million for the three months ended June 30, 2026.

Gain on Debt Extinguishment – 2032 Notes. In June 2026, we paid $19.3 million to repurchase $20.4 million of our $600.0 million 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) at an average price of $91.955. In connection with these purchases we recognized a gain of $1.6 million in the three months ended June 30, 2026.

Loss on Debt Extinguishment and Redemption – Former 2026 Notes. On June 17, 2025 we issued our 2032 Notes. Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our 3.50% Senior Secured Notes due 2026 (the “Former 2026 Notes”). The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under the Former 2026 Notes. The obligations under the Former 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest. As a result of the redemption of the Former 2026 Notes we incurred a loss on debt extinguishment of $5.6 million in the three months ended June 30, 2025.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$500.0 million Former 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million 2032 Notes, (reduced to $579.6 million as of June 30, 2026), issued on June 17, 2025 in connection with the extinguishment of $20.4 million of our Former 2026 Notes,
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”),
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”),
●	Our interest rate swap agreement until it expired in February 2026; and
●	Our finance lease obligations.

Our interest expense increased by 10.0% from the three months ended June 30, 2025 to the three months ended June 30, 2026. Our interest expense increased primarily due to the April 2025 issuance of our New IPv4 Notes and the June 2025 issuance of our 2032 Notes issued for $100.0 million of additional principal amount and at a higher interest rate compared to our extinguished Former 2026 Notes.

Income Tax (Provision) Benefit. Our income tax provision was $16.5 million for the three months ended June 30, 2026. Our income tax benefit of $16.7 million for the three months ended June 30, 2025. The change was primarily related to projected operating results related to the Cogent Fiber Business acquisition, the reversal of deferred tax liabilities acquired with the Cogent Fiber Business and the impact of the gain on the sale of the Ten Data Centers in the three months ended June 30, 2026.

Buildings On-net. As of June 30, 2026 and 2025, we had a total of 3,627 and 3,529 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

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

	Six Months Ended
	June 30,		Percent
	2026	2025	Change

	(in thousands)
Service revenue	$474,746	$493,298	(3.8)%
Network operations expenses (1)	254,236	274,930	(7.5)%
Selling, general, and administrative (“SG&A”) expenses (2)	144,434	138,787	4.1%
Depreciation and amortization expenses	107,008	151,328	(29.3)%
Interest income – IP Transit Services Agreement	5,769	8,984	(35.8)%
Gains on sale of data center and other assets	132,583	—	NM
Gain on debt extinguishment – 2032 Notes	1,579	—	NM
Loss on debt extinguishment and redemption – 2026 Notes	—	5,606	NM
Interest expense, including change in valuation of interest rate swap agreement	87,637	73,971	18.5%
Income tax (provision) benefit	(5,049)	34,939	NM %
(1)	Includes non-cash equity-based compensation expenses of $416 and $996 in the six months ended June 30, 2026 and 2025, respectively.
(2)	Includes non-cash equity-based compensation expenses of $14,789 and $11,681 in the six months ended June 30, 2026 and 2025, respectively.

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

Our service revenue decreased by 3.8% from the six months ended June 30, 2025 to the six months ended June 30, 2026.. The decrease was primarily driven by the cancellation of low margin and non-core customers we acquired with the Cogent Fiber Business partially offset by the growth in customers from expanding our network, increasing our wavelength service revenue, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Exchange rates positively impacted our service revenue from the six months ended June 30, 2025 to the six months ended June 30, 2026 by $4.2 million

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $1.8 million from the six months ended June 30, 2025 to the six months ended June 30, 2026.

	Six Months Ended
	June 30,		Percent
	2026	2025	Change

Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$199,666	$219,735	(9.1)%
Net-centric	213,189	189,925	12.2%
Enterprise	61,891	83,639	(26.0)%

Customer Connections by Customer Type - end of period
Corporate	41,326	44,307	(6.7)%
Net-centric	65,556	62,659	4.6%
Enterprise	8,957	11,764	(23.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$270,935	$261,961	3.4%
Off-net	173,522	209,452	(17.2)%
Wavelength	28,416	16,175	75.7%
Non-core	1,873	5,710	(67.2)%

Customer Connections – by Network Connection Type - end of period
On-net	88,013	87,407	0.7%
Off-net	23,033	26,239	(12.2)%
Wavelength	2,445	1,469	66.4%
Non-core	2,348	3,615	(35.0)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$513	$499	2.8%
ARPU off-net	1,213	1,265	(4.1)%
ARPU wavelength	2,101	2,084	0.8%
Average Price per Megabit installed base	0.12	0.20	(40.6)%

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

We believe that we are in a unique position to monetize the Cogent Fiber Business and its network, and we expect to achieve significant cost reduction synergies and revenue synergies from the Transaction. On the Closing Date, with the Cogent Fiber Business we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections, and
●	23,209 enterprise customer connections.

We classified the $39.5 million of May 2023 Cogent Fiber Business monthly revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue, and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 42.1%, 44.9% and 13.0% of total service revenue, respectively, for the six months ended June 30, 2026 and represented 44.5%, 38.5% and 17.0% of total service revenue, respectively, for the six months ended June 30, 2025.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times compared to our competitors. Many companies have adopted a flexible work schedule permitting employees to fully or partially work from home. While these trends have adversely impacted overall occupancy rates, the impact of these vacancies have been partially offset by our corporate customers who are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. If and when companies discontinue flexible and remote work policies, they may return to the buildings in which we operate, and we believe it will present an opportunity for increased sales.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business. Our net-centric customers purchase our IP services on a price per megabit basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 40.6% from the six months ended June 30, 2025 to the six months ended June 30, 2026. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business.

On the Closing Date, we classified the total $39.5 million of monthly Cogent Fiber Business revenue as:

●	$2.5 million of on-net revenue,
●	$32.3 million of off-net revenue, and
●	$4.7 million of non-core revenue.

Additionally, on the Closing Date, we classified the total 46,743 Cogent Fiber Business customer connections as:

●	1,560 on-net customer connections,
●	24,667 off-net customer connections, and
●	20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 57.1%, 36.5%, 6.0% and 0.4% of total service revenue, respectively, for the six months ended June 30, 2026 and represented 53.1%, 42.4%, 3.3% and 1.2% of total service revenue, respectively, for the six months ended June 30, 2025.

Our on-net revenues increased from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily from an increase in revenues from our legacy Cogent customers. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, only 6.3% was on-net revenue.

Our off-net revenues decreased from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, 81.7% was off-net revenue.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $28.4 million for the six months ended June 30, 2026 and $16.2 million for the six months ended June 30, 2025.

Our non-core revenues decreased from the six months ended June 30, 2025 to the six months ended June 30, 2026 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, we classified 11.9% as non-core revenue.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The 7.5% decrease in network operations expense was primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 4.1% from the six months ended June 30, 2025 to the six months ended June 30, 2026. Our increase in SG&A operations expense was primarily attributable to increases in the amortization of prepaid commissions costs, certain property related taxes and a $3.1 million increase in non-cash equity-based compensation expense. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 29.3%. The decrease was primarily due to assets acquired with the Cogent Fiber Business becoming fully depreciated, in particular acquired network equipment assets and assets sold with the sale of ten data centers, more than offsetting the increase in our deployed fixed assets.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $5.8 million for the six months ended June 30, 2026 and $9.0 million for the six months ended June 30, 2025.

Gains on Sale of Data Center and Other Assets. On June 29, 2026, we completed the sale of ten owned data center buildings and the associated land (the “Ten Data Centers”) for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber Business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million included in the total gain of $132.6 million for the six months ended June 30, 2026.

Gain on Debt Extinguishment – 2032 Notes. In June 2026, we paid $19.3 million to repurchase $20.4 million of our $600.0 million 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) at an average price of $91.955. In connection with these purchases we recognized a gain of $1.6 million in the six months ended June 30, 2026.

Loss on Debt Extinguishment – Former 2026 Notes. On June 17, 2025 we issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our Former 2026 Notes. The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to satisfy and discharge our obligations under the Former 2026 Notes. The obligations under the Former 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest. As a result of the redemption of the Former 2026 Notes we incurred a loss on debt extinguishment of $5.6 million.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$500.0 million of our Former 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million of our 2032 Notes, (reduced to $579.6 million as of June 30, 2026), issued on June 17, 2025 in connection with the extinguishment of $500.0 million of our Former 2026 Notes,
●	$174.4 million of our 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of our 2027 Mirror Notes,
●	$450.0 million of our 2027 Notes,
●	Our interest rate swap agreement until it expired in February 2026, and
●	Our finance lease obligations.

Our interest expense increased by 18.5% from the six months ended June 30, 2025 to the six months ended June 30, 2026. Our interest expense increased primarily due to the April 2025 issuance of our New IPv4 Notes, the June 2025 issuance of our 2032 Notes issued for $100.0 million of additional principal amount and at a higher interest rate compared to our extinguished Former 2026 Notes and our final $4.1 million payment on our interest rate swap agreement in February 2026.

Income Tax (Provision) Benefit. Our income tax provision was $5.0 million for the six months ended June 30, 2026. Our income tax benefit of $34.9 million for the six months ended June 30, 2025. The change was primarily related to projected operating results related to the Cogent Fiber Business acquisition, the reversal of deferred tax liabilities acquired with the Cogent Fiber Business and the impact of the gain on the sale of the Ten Data Centers in the three months ended June 30, 2026.

Buildings On-net. As of June 30, 2026 and 2025, we had a total of 3,627 and 3,529 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through June 30, 2026, we received monthly payments totaling $566.7 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

Liquidity and cash obligations

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We have had success in raising capital by issuing notes and arranging financing and entering into leases that have had a lower cost and more flexible terms. The combination of our operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.8 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to our stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our maturing debt obligations, interest payments on our debt obligations, our indicative dividend payments on our common stock and our projected capital expenditure requirements in order to help execute our business plan including the continued integration of the Cogent Fiber Business.

Our long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

●	Our $450.0 million 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity,
●	Our $300.0 million 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity,
●	Our 2027 Notes and our 2027 Mirror notes mature in June 2027 and, as a result, are considered current obligations as of June 30, 2026.
●	Our $206.0 million Existing IPv4 Notes effectively mature in May 2029 (i.e., additional interest will accrue if we do not pay the Existing IPv4 Notes in full on the monthly payment date in May 2029) and include annual interest payments of $16.3 million until such date (which amount increases if the Existing IPv4 Notes are not repaid prior to May 2029),
●	Our $174.4 million New IPv4 Notes effectively mature in April 2030 (i.e., additional interest will accrue if we do not pay the New IPv4 Notes in full on the monthly payment date in April 2030) and include annual interest payments of $11.6 million until such date (which amount increases if the New IPv4 Notes are not repaid prior to April 2030), and
●	Our remaining $461.1 million of our 2032 Notes mature in July 2032.
●	We have purchased $138.8 million of our original $600.0 million 2032 Notes below par at an average price of $90.348. This has reduced our annual interest payments on our 2032 Notes from $39.0 million to $30.0 million per year.

We may need to, or elect to, refinance all or a portion of our indebtedness at or before maturity, and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we or our affiliates may, from time to time, issue new debt, enter into interest rate swap agreements, enter into debt for debt or debt for equity exchanges, or cash transactions to purchase our outstanding debt securities in the open market, through privately negotiated transactions or otherwise. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material. Repurchases or exchanges, if any, of our outstanding debt securities will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Cogent Fiber Business, and the lingering impact of the COVID-19 pandemic our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we decreased our quarterly dividend to $0.02 per share of common stock for the dividend that was paid in the fourth quarter of 2025. Any future determination regarding dividends, including a decision to increase our quarterly dividend, will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Refinancing of 2027 Notes and 2027 Mirror Notes

We believe we are able to timely service our debt obligations. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

We expect to refinance our 2027 Notes and 2027 Mirror Notes in the third quarter of 2026, subject to market conditions and other factors.

Cash, cash equivalents and restricted cash

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $369.7 million. Restricted cash as of June 30, 2026 was $186.0 million. Restricted cash related to the amendment to our 2032 Notes was $147.6 million as of June 30, 2026, as discussed below. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which $72.6 million was restricted. This restricted cash becomes available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture). During the six months ended June 30, 2026 and the year ended December 31, 2025, the restriction on $14.2 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture. Under the terms of the IPv4 Notes Indenture, we have until October 2026 to satisfy the performance metrics and unlock the remaining restricted funds. Any amounts remaining on deposit in the prefunding account after October 2026 will be withdrawn and applied to prepay the April 2025 IPv4 Notes on a pro rata basis based on the initial principal amount.

Gains on debt extinguishment – 2032 Notes

In June 2026, we paid $19.3 million to repurchase $20.4 million of our 2032 Notes at an average price of $91.955. In connection with these purchases we recognized a gain of $1.6 million in the six months ended June 30, 2026.

In July 2026, we paid $106.7 million to repurchase $118.4 million of our 2032 Notes at an average price of $90.071. In connection with these purchases, we will recognize a gain of approximately $11.8 million. These purchases resulted in a retirement of $118.4 par value of the 2032 Notes and a cumulative retirement of $138.8 million of the total $175.0 million of repurchases contemplated by the Supplemental Indenture.

Supplemental Indenture – 2032 Notes

In the second quarter of 2026, we began to solicit consents from the holders of our 2032 Notes to implement revisions to our 2032 Notes indenture (the “Supplemental Indenture”). In order to be effective, approval of a majority of the holders of the outstanding par value of our 2032 Notes was required. In June 2026, we obtained the approval from a majority of the holders of our 2032 Notes who executed the Supplemental Indenture. We are required to pay a 12.5 basis point fee, totaling $0.5 million to the holders who executed the Supplemental Indenture.

The Supplemental Indenture to the 2032 Notes includes the following provisions:

●	Amends the “Permitted Liens” definition therein to increase the secured leverage ratio under the “ratio liens” basket from 4.00 to 1.0 to 4.75 to 1.0;
●	Requires us to contribute or otherwise provide to Group and/or one or more of our restricted subsidiaries the proceeds of certain data center sales and requires Group to use such proceeds solely to repurchase or otherwise retire existing indebtedness at a discount (with at least 50% of such proceeds being used to repurchase the 2032 Notes) (the “Debt Repurchases”);
o	Debt Repurchases include the greater of a) $175.0 million or b) the “net proceeds” from the sale of the first ten former Cogent Fiber data centers (the “Data Center Proceeds”).
●	Provides that the Data Center Proceeds will not be used to increase available restricted payment capacity under the 2032 Notes Indenture;
●	Provides that Group will not make restricted payments constituting the dividend, distribution, sale, transfer or contribution of IRUs and prohibit any IRU that is owned or held by Group or any guarantor from being transferred to, assumed by or refinanced by any unrestricted subsidiary or any restricted subsidiary that is not a guarantor, subject to limited exceptions.

We sold ten data centers in June 2026 for net proceeds of $224.2 million. The Data Center Proceeds, as determined on an after-tax basis to the seller, from the sale of the ten data centers in June 2026 were approximately $168.0 million.

●	As a result, $168.0 million of the Data Center Proceeds were considered restricted cash under the Supplemental Indenture and the remaining $57.0 million is available for general corporate purposes.
●	We purchased $20.4 million par value of our 2032 Notes in the three months ended June 30, 2026. As a result, the balance of restricted cash related to our 2032 Notes was $147.6 million as of June 30, 2026.
o	After June 30, 2026 we purchased an additional $118.4 million par value of our 2032 Notes reducing the restricted cash balance to $29.2 million.
●	We will be required to include the next $7.0 million of Data Center Proceeds as restricted cash to reach the $175.0 million requirement under the Supplemental Indenture.

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

Cash Flows

The following table sets forth our consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$18,029	$(7,687)
Net cash provided by (used in) investing activities	197,718	(64,288)
Net cash (used in) provided by financing activities	(45,346)	136,739
Effect of exchange rates changes on cash	(5,839)	14,045
Net increase in cash and cash equivalents and restricted cash	$164,562	$78,809

Net Cash Provided by (Used in) Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Interest payments on our note obligations were $61.2 million and $48.0 million for the six months ended June 30, 2026 and 2025, respectively. Interest payments on our note obligations for the six months ended June 30, 2026 included our initial $21.0 million interest payment on our 2032 Notes.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $84.8 million and $114.3 million for the six months ended June 30, 2026 and 2025, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network. The reduction in purchases of property and equipment from the six months ended June 30, 2025 to the six, months ended June 30, 2026 was primarily due to the completion of the conversion of the acquired data centers.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the six months ended June 30, 2026 we were paid $58.3 million under the IP Transit Services Agreement. During the six months ended June 30, 2025 we were paid $50.0 million under the IP Transit Services Agreement.

On June 29, 2026, we completed the sale of ten owned data center buildings and the associated land (the “Ten Data Centers”) for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber Business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million included in the total gain of $132.6 million for the six months ended June 30, 2026.

Net Cash (Used in) Provided by Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock, redemptions of our debt obligations and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the six months ended June 30, 2026 and 2025 we paid $3.6 million and $98.7 million for our quarterly dividend payments, respectively. In the fourth quarter 2025, we reduced our quarterly dividend payment to $0.02 per share. Purchases of our common stock under our stock buyback program were $11.5 million for the six months ended June 30, 2025. There were no purchases of our common stock in the six months ended June 30, 2026. Principal payments under our finance lease obligations were $23.0 million and $16.5 million for the six, months ended June 30, 2026 and 2025, respectively. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business associated with providing wave services and adding buildings to our network.

In June 2026, we paid $19.3 million ($18.8 million of discounted principal and $0.6 million of accrued interest) to repurchase $20.4 million of our original par value $600.0 million 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) at an average price of $91.955. In connection with these purchases we recognized a gain of $1.6 million in the six months ended June 30, 2026.

We completed a series of debt issuances in the six months ended June 30, 2025.

On April 11, 2025 we issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The net proceeds of the New IPv4 Notes, after offering expenses were $170.5 million, of which $72.6 million was restricted cash. Certain of the restricted cash net proceeds becomes available to us based upon improvements in our monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture). During the six months ended June 30, 2026 and the year ended December 31, 2025, the restriction on $14.2 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture.

Interest on the New IPv4 Notes is paid on a monthly basis. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, events of default, mandatory prepayment or acceleration triggers are activated.

On June 17, 2025 (the “2032 Notes Closing Date”), we issued $600.0 million of 2032 Notes in a private placement not registered under the Securities Act. The net proceeds from the offering were $597.8 million after deducting offering expenses. On the 2032 Notes Closing Date, we used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge our obligations under our Former 2026 Notes. The obligations paid under the indenture governing our Former 2026 Notes included:

●	$500.0 million principal amount,
●	$5.0 million make-whole payment, and
●	$2.2 million of accrued interest.

Cash Position and Indebtedness

At June 30, 2026, our total indebtedness, at par, was $2.3 billion and our total cash, cash equivalents and restricted cash ($186.0 million) was $369.7 million. Our total indebtedness at June 30, 2026 includes $630.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2032 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and six months ended June 30, 2026 is detailed below (in thousands):

As of June 30, 2026
Cash and cash equivalents	$31,783
Restricted cash	38,371
Accounts receivable, net	5,834
Other current assets	11,773
Total current assets	87,761
Property and equipment, net	100,830
Right-of-use leased assets	50,932
Intangible assets, net	17,997
Deposits and other assets	7,471
Due from T-Mobile - Purchase Agreement	25,034
Total assets	$290,025

Accounts payable	$4,039
Accrued and other liabilities	41,718
Operating lease liabilities, current maturities	40,863
Total current liabilities	86,620
Operating lease liabilities	177,935
Due to Cogent Communications LLC	21,995
Senior secured IPv4 Notes	372,596
Deferred income tax liabilities	428,977
Other long-term liabilities	18,267
Total liabilities	1,106,390
Total stockholders’ deficit	(816,365)
Total liabilities and stockholders’ deficit	$290,025

Three Months Ended
June 30, 2026
Service revenue	$14,748
Operating expenses:
Network operations	21,581
Selling, general, and administrative	19,391
Equity-based compensation expense	8,388
Depreciation and amortization	10,181
Total operating expenses	59,541
Gain on sale of data center assets	130,706
Operating income	85,913
Interest expense	(7,513)
Interest income - Purchase Agreement	467
Interest income and other, net	582
Net income	$79,449

Six Months Ended
June 30, 2026
Service revenue	$29,514
Operating expenses:
Network operations	42,603
Selling, general, and administrative	37,556
Equity-based compensation expense	16,671
Depreciation and amortization	21,516
Total operating expenses	118,346
Gains on sale of data center and other assets	131,262
Operating income	42,430
Interest expense	(15,017)
Interest income - Purchase Agreement	925
Interest income and other, net	1,985
Net income	$30,323

Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three or six months ended June 30, 2026. In the second quarter of 2025, we purchased 229,507 shares of our common stock for $11.5 million under the Buyback Program. As of June 30, 2026, there was a total of $105.8 million available under the Buyback Program that is authorized to continue through December 31, 2026.

Dividends on Common Stock and Return of Capital Program

On August 5, 2026, our Board of Directors approved the payment of our quarterly dividend of $0.02 per common share. This estimated $1.0 million dividend payment is expected to be made on September 4, 2026.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our Indentures and other factors deemed relevant by our Board of Directors. We are a Delaware corporation and under the General Corporation Law of the State of Delaware, distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The Indentures limit our ability to return cash to our stockholders. See Note 3 of our interim condensed consolidated financial statements for additional discussion of limitations on distributions.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities and cash from the IP Transit Services Agreement will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next 12 months and beyond the next 12 months if we execute our business plan, which includes the refinancing of our 2027 Notes and our 2027 Mirror Notes.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. Our 2027 Notes and our 2027 Mirror Notes will mature in June 2027. Subject to market conditions and other factors, we expect to refinance the 2027 Notes and 2027 Mirror Notes in the third quarter of 2026, which we expect will require us to issue additional indebtedness. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, reduce our planned dividend payments, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We may need to, or elect to, refinance all or a portion of our other indebtedness at or before maturity and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we or our affiliates may, from time to time, issue new debt, enter into debt for debt or debt for equity exchanges, or cash transactions to purchase our outstanding debt securities in the open market, through privately negotiated transactions or otherwise. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Critical Accounting Estimates

Management believes that as of June 30, 2026, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2026, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1A.RISK FACTORS

Management believes that as of June 30, 2026, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2027. As of June 30, 2026, $105.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock in the three or six months ended June 30, 2026.

ITEM 5.OTHER INFORMATION

On May 20, 2026, Thaddeus Weed, the Company’s Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Weed’s Rule 10b5-1 Trading Plan provides for the sale of up to 36,468 shares pursuant to the terms of the plan, subject to certain conditions. The duration of this trading plan is 244 days.

ITEM 6.EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
4.1

First Supplemental Indenture, dated as of June 15, 2026, among Cogent Communications Group, LLC, Cogent Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 15, 2026, and incorporated herein by reference).

10.1

Restricted Stock Agreement, dated as of May 4, 2026, between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 4, 2026, and incorporated herein by reference).

10.2*	Purchase and Sale Agreement, dated May 22, 2026 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 26, 2026, and incorporated herein by reference).
10.3

Third Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 20, 2026 (File No. 000-51829)).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 6, 2026	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer