Form 10-Q
period 2026-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2026-11-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5706863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer
Identification Number)

2450 N Street N.W.

Washington, D.C . 20037

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

Common Stock, $0.001 par value 51,203,883 shares outstanding as of October 31, 2026

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2026 (Unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2026 and September 30, 2025 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2026 and September 30, 2025 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2026 and September 30, 2025 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES		55
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,855	$148,515
Restricted cash	14,440	56,597
Accounts receivable, net of allowance for credit losses of $5,085 and $4,610, respectively	91,389	88,050
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $4,585 and $10,401, respectively	95,415	89,599
Prepaid expenses and other current assets	67,890	67,820
Total current assets	435,989	450,581
Total property and equipment, net	1,626,018	1,721,074
Right-of-use leased assets	289,972	310,523
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	9,921	11,251
Deposits and other assets	30,711	34,834
Due from T-Mobile, IP Transit Services Agreement, net of discount of $52 and $2,255, respectively	16,614	89,412
Due from T-Mobile, Purchase Agreement, net of discount of $2,605 and $4,006, respectively	25,509	24,109
Total assets	$2,892,734	$3,099,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,417	$30,571
Accrued and other current liabilities	105,779	109,582
Senior unsecured 2027 notes, net of unamortized debt costs of $559 and discount of $1,859	697,582	—
Current maturities, operating lease liabilities	54,337	54,576
Finance lease obligations, current maturities	20,190	26,112
Total current liabilities	908,305	220,841
Senior unsecured 2027 notes, net of unamortized debt costs of $1,236 and discount of $4,344	—	744,420
Secured IPv4 notes, net of unamortized debt costs of $7,258 and $8,863, respectively	373,142	371,537
Senior secured 2032 notes, net of unamortized debt costs of $1,757 and $2,020, respectively	459,407	597,980
Operating lease liabilities, net of current maturities	243,090	269,753
Finance lease obligations, net of current maturities	601,907	597,239
Deferred income tax liabilities	334,280	333,294
Other long-term liabilities	29,622	28,568
Total liabilities	2,949,753	3,163,632
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 51,203,883 and 50,062,158 shares issued and outstanding, respectively	51	50
Additional paid-in capital	668,494	643,256
Accumulated other comprehensive (loss) income	(9,426)	1,428
Accumulated deficit	(716,138)	(708,582)
Total stockholders’ deficit	(57,019)	(63,848)
Total liabilities and stockholders’ deficit	$2,892,734	$3,099,784

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Service revenue	$231,203	$241,949
Operating expenses:
Network operations (including $330 and $570 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	121,370	131,677
Selling, general, and administrative (including $7,545 and $8,362 of equity-based compensation expense, respectively)	68,812	70,423
Depreciation and amortization	53,150	60,429
Total operating expenses	243,332	262,529
Gains on asset sales	2,305	—
Gains on finance lease terminations	2,893	2,452
Operating loss	(6,931)	(18,128)
Interest expense, including change in valuation of interest rate swap agreement	(42,108)	(43,369)
Gains on debt extinguishments – 2032 notes & 2027 notes	11,336	—
Interest income – IP Transit Services Agreement	2,250	3,904
Interest income – Purchase Agreement	476	441
Interest income and other, net	1,100	4,557
Loss before income taxes	(33,877)	(52,595)
Income tax benefit	4,111	11,051
Net loss	$(29,766)	$(41,544)

Comprehensive loss:
Net loss	$(29,766)	$(41,544)
Foreign currency translation adjustment	(386)	(236)
Comprehensive loss	$(30,152)	$(41,780)

Net loss per common share:
Basic net loss per common share	$(0.62)	$(0.87)
Diluted net loss per common share	$(0.62)	$(0.87)
Dividends declared per common share	$0.02	$1.015

Weighted-average common shares - basic	48,001,733	47,603,287

Weighted-average common shares - diluted	48,001,733	47,603,287

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine months Ended	Nine months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Service revenue	$705,948	$735,242
Operating expenses:
Network operations (including $746 and $1,566 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	375,606	406,608
Selling, general, and administrative (including $22,334 and $20,043 of equity-based compensation expense, respectively)	213,243	209,209
Depreciation and amortization	160,158	211,756
Total operating expenses	749,007	827,573
Gains on asset sales	134,888	—
Gains on finance lease terminations	6,675	2,452
Operating income (loss)	98,504	(89,879)
Interest expense, including change in valuation of interest rate swap agreement	(129,748)	(117,317)
Gains on debt extinguishments – 2032 notes & 2027 notes	12,914	—
Loss on debt extinguishment and redemption – 2026 notes	—	(5,606)
Interest income – IP Transit Services Agreement	8,019	12,888
Interest income – Purchase Agreement	1,401	1,299
Interest income and other, net	7,175	1,233
Loss before income taxes	(1,735)	(197,382)
Income tax (provision) benefit	(937)	45,989
Net loss	$(2,672)	$(151,393)

Comprehensive loss:
Net loss	$(2,672)	$(151,393)
Foreign currency translation adjustment	(10,854)	29,253
Comprehensive loss	$(13,526)	$(122,140)

Net loss per common share:
Basic net loss per common share	$(0.06)	$(3.17)
Diluted net loss per common share	$(0.06)	$(3.17)
Dividends declared per common share	$0.06	$3.030

Weighted-average common shares - basic	48,044,535	47,827,343

Weighted-average common shares - diluted	48,044,535	47,827,343

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

(IN THOUSANDS)

	Nine months Ended	Nine months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,672)	$(151,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	160,158	211,756
Amortization of debt costs and discounts	5,485	4,252
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(9,420)	(14,187)
Equity-based compensation expense (net of amounts capitalized)	23,080	21,609
Gains on debt extinguishments – 2032 notes & 2027 notes	(12,914)	—
Loss on debt extinguishment and redemption – 2026 notes	—	5,606
Gains on asset sales and finance lease terminations	(141,563)	(2,452)
Deferred income taxes	986	(46,722)
Changes in operating assets and liabilities:
Accounts receivable	(3,339)	1,081
Prepaid expenses and other current assets	(70)	(3,722)
Accounts payable, accrued liabilities and other long-term liabilities	(1,866)	(27,339)
Deposits and other assets	3,947	(3,076)
Net cash provided by (used in) operating activities	21,812	(4,587)
Cash flows from investing activities:
Proceeds from sale of data center assets, net	224,159	—
Cash receipts - IP Transit Services Agreement – T-Mobile	75,000	75,000
Purchases of property and equipment	(121,079)	(150,538)
Net cash provided by (used in) investing activities	178,080	(75,538)
Cash flows from financing activities:
Dividends paid	(4,884)	(147,759)
Purchases of common stock	—	(16,686)
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $4.0 million and $7.6 million, respectively	—	170,479
Net proceeds from issuance of senior secured 2032 notes - net of debt costs of $2.2 million	—	597,842
Debt extinguishment – 2032 notes	(125,435)	—
Debt extinguishment – 2027 notes	(49,625)	—
Debt extinguishment and redemption – 2026 notes	—	(505,000)
Proceeds from exercises of stock options	—	175
Principal payments of finance lease obligations	(30,091)	(25,314)
Net cash (used in) provided by financing activities	(210,035)	73,737
Effect of exchange rates changes on cash	(13,674)	4,766
Net decrease in cash, cash equivalents and restricted cash	(23,817)	(1,622)
Cash, cash equivalents and restricted cash, beginning of period	205,112	227,916
Cash, cash equivalents and restricted cash, end of period	$181,295	$226,294
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$58,734	$107,665

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the business:

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company’s network is designed and optimized specifically to provide both IP services to transmit packet routed data as well as to provide optical wave and transport services. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 58 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company will not early adopt ASU 2024-03 and is in the process of evaluating the impact on its consolidated financial statements from the adoption of ASU 2024-03.

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

The Company believes it is in a unique position to monetize the Cogent Fiber Business and its network, and management expects to continue to achieve significant cost reduction synergies and revenue synergies from the Transaction.

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

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate required some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and interest income of $1.4 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid the Company $16.7 million during the three months ended September 30, 2026 and $75.0 million during the nine months ended September 30, 2026. The $8.3 million payment scheduled for July 2026 was paid on June 30, 2026. Under the IP Transit Services Agreement, TMUSA paid the Company $25.0 million during the three months ended September 30, 2025 and $75.0 million during the nine months ended September 30, 2025.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $2.3 million and $3.9 million during the three months ended September 30, 2026 and 2025, respectively, and $8.0 million and $12.9 million during the nine months ended September 30, 2026 and 2025, respectively.

Acquired Property & Equipment

In connection with the Transaction, the Company acquired property and equipment valued at $965.7 million. This property and equipment were primarily comprised of the legacy Sprint network and consisted of optical fiber, related equipment, and owned real estate that were valued using a combination of cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represented an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

The estimated fair value of the optical fiber on the Closing Date was $369.2 million. The valuation required the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is no active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the acquired optical fiber.

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC Topic 842 Leases, the acquired leases were accounted for as if the leases were new at the acquisition date, however, the Company retained the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate.

The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right-of-use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“IPv4”) addresses and $16.0 million of acquired customer relationships. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and was $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. Future amortization expense of the customer relationships is $1.8 million per year for approximately six years.

The fair value measurement of the acquired IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that the IPv4 address asset has an indefinite useful life and is not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through September 30, 2026.

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

Financial instruments

At September 30, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at September 30, 2026:

●	The fair value of the Company’s $435.0 million aggregate principal amount 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $367.6 million;
●	The fair value of the Company’s $265.0 million aggregate principal amount 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $223.9 million;
●	The fair value of the Company’s $461.2 million aggregate principal amount 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $315.9 million; and
●	The fair value of the Company’s $380.4 million aggregate principal amount secured IPv4 notes (the “IPv4 Notes”) was $380.3 million.

Restricted cash

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement, as discussed in Note 3, and was $4.1 million as of December 31, 2025. The Swap Agreement was settled in February 2026. Restricted cash related to the IPv4 Notes, as discussed in Note 3, was $14.4 million as of September 30, 2026 and $52.5 million as of December 31, 2025. Additional cash may be further restricted under the provisions of the Company’s IPv4 Note Indenture (as defined below) and the Company’s 2032 Notes. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $18.9 million and $57.2 million for the three and nine months ended September 30, 2026, respectively, and were $19.2 million and $59.4 million for the three and nine months ended September 30, 2025, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average common shares - basic	48,001,733	47,603,287	48,044,535	47,827,343
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—
Weighted average common shares - diluted	48,001,733	47,603,287	48,044,535	47,827,343

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Unvested shares of restricted common stock	3,220,873	1,548,485	3,220,873	1,548,485
Anti-dilutive options for common stock	246,777	233,573	247,189	216,016
Anti-dilutive shares of restricted common stock	2,040,902	1,076,796	1,996,251	829,402

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2026 and 2025 (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at June 30, 2026	51,215,736	$51	$659,927	$(9,040)	$(685,068)	$(34,130)
Forfeitures of shares granted to employees	(36,968)	—	—	—	—	—
Equity-based compensation	—	—	8,567	—	—	8,567
Foreign currency translation	—	—	—	(386)	—	(386)
Issuances of common stock	25,115	—	—	—	—	—
Dividends paid	—	—	—	—	(1,304)	(1,304)
Net loss	—	—	—	—	(29,766)	(29,766)
Balance at September 30, 2026	51,203,883	$51	$668,494	$(9,426)	$(716,138)	$(57,019)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668
Forfeitures of shares granted to employees	(32,222)	—	—	—	—	—
Equity-based compensation	—	—	9,671	—	—	9,671
Foreign currency translation	—	—	—	(236)	—	(236)
Issuances of common stock	18,663	—	—	—	—	—
Exercises of options	833	—	25	—	—	25
Common stock purchases & retirement	(112,311)	—	(4,688)	—	—	(4,688)
Dividends paid	—	—	—	—	(49,066)	(49,066)
Net loss	—	—	—	—	(41,544)	(41,544)
Balance at September 30, 2025	49,121,159	$49	$637,710	$(1,432)	$(675,497)	$(39,170)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss (Income)	Deficit	Deficit
Balance at December 31, 2025	50,062,158	$50	$643,256	$1,428	$(708,582)	$(63,848)
Forfeitures of shares granted to employees	(128,284)	—	—	—	—	—
Equity-based compensation	—	—	25,238	—	—	25,238
Foreign currency translation	—	—	—	(10,854)	—	(10,854)
Issuances of common stock	1,270,009	1	—	—	—	1
Dividends paid	—	—	—	—	(4,884)	(4,884)
Net income	—	—	—	—	(2,672)	(2,672)
Balance at September 30, 2026	51,203,883	$51	$668,494	$(9,426)	$(716,138)	$(57,019)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(101,763)	—	—	—	—	—
Equity-based compensation	—	—	24,391	—	—	24,391
Foreign currency translation	—	—	—	29,253	—	29,253
Issuances of common stock	526,049	—	—	—	—	—
Exercises of options	3,766	—	176	—	—	176
Common stock purchases & retirement	(341,818)	—	(16,686)	—	—	(16,686)
Dividends paid	—	—	—	—	(147,759)	(147,759)
Net loss	—	—	—	—	(151,393)	(151,393)
Balance at September 30, 2025	49,121,159	$49	$637,710	$(1,432)	$(675,497)	$(39,170)

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

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service revenue recognized from deferred revenue balance at beginning of period	$1,999	$2,231	$5,722	$4,594
Amortization expense for contract costs	6,706	5,897	20,046	16,832

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Finance lease cost
Amortization of right-of-use assets	$13,431	$13,331	$40,520	$41,222
Interest expense on finance lease liabilities	12,452	11,858	37,437	35,473
Operating lease cost	17,778	18,502	53,594	54,515
Total lease costs	$43,661	$43,691	$131,551	$131,210

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(42,719)	$(34,079)
Operating cash flows from operating leases	(55,467)	(55,247)
Financing cash flows from finance leases	(30,091)	(25,314)
Right-of-use assets obtained in exchange for new finance lease liabilities	58,734	107,665
Right-of-use assets obtained in exchange for new operating lease liabilities	5,816	17,496
Weighted-average remaining lease term — finance leases (in years)	16.6	16.8
Weighted-average remaining lease term — operating leases (in years)	11.3	11.2
Weighted-average discount rate — finance leases	8.3%	8.4%
Weighted-average discount rate — operating leases	7.5%	7.8%

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

As of September 30, 2026, the Company had committed to additional IRU agreements totaling $106.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under the Company’s operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending September 30,	Leases	Leases
2027	$62,077	$70,102
2028	58,383	69,447
2029	54,169	66,721
2030	30,340	67,526
2031	27,301	66,139
Thereafter	206,975	807,212
Total minimum lease obligations	439,245	1,147,147
Less—amounts representing interest	(141,818)	(525,050)
Present value of minimum lease obligations	297,427	622,097
Current maturities	(54,337)	(20,190)
Lease obligations, net of current maturities	$243,090	$601,907

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

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization expense	$52,706	$59,985	$158,825	$210,423
Capitalized compensation cost	11,443	11,169	35,077	33,615

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

3.	Long-term debt:

As of September 30, 2026 and December 31, 2025, the Company had the following long-term debt obligations outstanding;

●	$461.2 million aggregate principal amount of its original $600.0 million secured 2032 Notes outstanding at September 30, 2026, and $600.0 million outstanding at December 31, 2025,
●	$265.0 million aggregate principal amount of its original $300.0 million unsecured 2027 Mirror Note outstanding at September 30, 2026, and $300.0 million outstanding at December 31, 2025,
●	$435.0 million aggregate principal amount of its original $450.0 million unsecured 2027 Notes, outstanding at September 30, 2026, and $450.0 million outstanding at December 31, 2025,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and
●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).

Classification of 2027 unsecured Mirror Notes and 2027 Notes

The 2027 Mirror Notes and 2027 Notes mature on June 15, 2027. As a result, these obligations are classified as current liabilities on the Company’s September 30, 2026 balance sheet.

Management believes that cash on hand, cash generated from operating activities and cash from the IP Transit Services Agreement will be adequate to meet the Company’s working capital, capital expenditure, debt service and other cash requirements for the next 12 months and beyond the next 12 months if the Company executes its business plan, which includes addressing the maturity of the Company’s 2027 Notes and its 2027 Mirror Notes.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts the Company currently holds may require it to raise additional funds through the issuance of debt or equity. Management expects to address the Company’s 2027 Notes and the 2027 Mirror Notes prior to their maturity, which is also expected to require the Company to issue additional indebtedness. It cannot be assured that such financing will be available on terms acceptable to the Company or its stockholders, or at all. Insufficient funds may require the Company to delay or scale back the number of buildings and markets that it adds to its network, reduce planned increase in sales and marketing efforts or require the Company to otherwise alter its business plan or take other actions that could have a material adverse effect on its business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Notwithstanding our plans to improve liquidity and address the Company’s 2027 Notes and the Company’s 2027 Mirror Notes prior to their maturity, substantial doubt exists about our ability to continue as a going concern over the next twelve months.

Gain on debt extinguishment – 2032 Notes

In the three months ended September 30, 2026, the Company paid $106.7 million to repurchase $118.4 million of its 2032 Notes at an average price of $90.071. In connection with these purchases, the Company recognized a gain of $11.3 million in the three months ended September 30, 2026. In the nine months ended September 30, 2026, the Company paid $125.4 million to repurchase $138.8 million of its 2032 Notes at an average price of $90.348. In connection with these purchases, the Company recognized a gain of $12.9 million in the nine months ended September 30, 2026.

Gain on debt extinguishment – 2027 Notes

In the three months ended September 30, 2026, the Company paid $49.6 million to repurchase $50.0 million of its 2027 Notes at an average price of $99.250. In connection with these purchases the Company recognized a gain of $0.1 million in the three and nine months ended September 30, 2026.

Supplemental indenture – 2032 Notes

In the second quarter of 2026, the Company began to solicit consents from the holders of its 2032 Notes to implement revisions to its 2032 Notes indenture (the “Supplemental Indenture”). In order to be effective, approval of a majority of the holders of the outstanding par value of the 2032 Notes was required. On June 12, 2026, the Company obtained the approval from a majority of the holders of its 2032 Notes with respect to the execution of the Supplemental Indenture. The Company paid a 12.5 basis point fee totaling $0.5 million to the holders who consented to the Supplemental Indenture, recorded as additional note issuance costs for the 2032 Notes.

The Supplemental Indenture includes the following provisions:

●	Amends the “Permitted Liens” definition therein to increase the secured leverage ratio under the “ratio liens” basket from 4.00 to 1.0 to 4.75 to 1.0;
●	Requires the Company to contribute or otherwise provide to Group and/or one or more of its restricted subsidiaries the after – tax net proceeds of certain data center sales and requires Group to use such proceeds solely to repurchase or otherwise retire existing indebtedness at a discount (with at least 50% of such net proceeds being used to repurchase the 2032 Notes) (the “Debt Repurchases”);
o	The Debt Repurchases include the greater of a) $175.0 million or b) the net proceeds from the sale of the first ten former Cogent Fiber data centers (the “Data Center Proceeds”).
●	Provides that the Data Center Proceeds will not be used to increase available restricted payment capacity under the 2032 Notes Indenture; and
●	Provides that Group will not make restricted payments constituting the dividend, distribution, sale, transfer or contribution of IRUs and prohibits any IRU that is owned or held by Group or any guarantor from being transferred to, assumed by or refinanced by any unrestricted subsidiary or any restricted subsidiary that is not a guarantor, subject to limited exceptions.

The after-tax net proceeds from sale of the Ten Data Centers were approximately $168.0 million. As result, $168.0 million of the net proceeds from sale of the Ten Data Centers was considered restricted cash upon the closing of the sale of the Ten Data Centers.

o	The Company paid $125.4 million to purchase $138.8 million par value of its 2032 Notes, paid $14.9 million to purchase $15.0 million par value of its 2027 Notes and paid $34.7 million to purchase $35.0 million par value of its 2027 Mirror Notes in the nine months ended September 30, 2026. As a result, the Company satisfied the Debt Repurchases requirement related to the sale of the Ten Data Centers under the Supplemental Indenture, and fully released the $168.0 million of restricted cash.

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

The remaining $461.2 million 2032 Notes bear interest at a rate of 6.50% per annum. Interest began to accrue on the 2032 Notes on June 17, 2025 and will be paid semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2026, to the persons who are registered holders of the 2032 Notes at the close of business on the December 15 or June 15 immediately preceding the applicable interest payment date. Unless earlier redeemed or repurchased, the 2032 Notes will mature on July 1, 2032.

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

However, the covenants provide for certain exceptions to these restrictions, and neither the Company nor any subsidiary of the Company that is not Group, or a subsidiary of Group, is subject to the covenants under the 2032 Notes Indenture. Certain covenants will cease to apply to the 2032 Notes if, and for so long as, the 2032 Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the 2032 Notes Indenture has occurred and is continuing. Upon suspension of the covenants, the 2032 Notes Guarantees and the related liens on the collateral, as applicable, will be released until such time as the covenants are no longer suspended.

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

The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted cash proceeds become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture (as defined below)). During the nine months ended September 30, 2026 and year ended December 31, 2025 the restriction on $38.1 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in the Company’s monthly leverage and debt service coverage ratios under the IPv4 Base Indenture.

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

In connection with the issuance of the New IPv4 Notes, the IPv4 Issuer obtained consents from noteholders representing more than 50% of the Voting Rights (as defined in the IPv4 Base Indenture) of the Existing IPv4 Notes to adopt amendments to the Existing IPv4 Base Indenture to, among other things, permit the IPv4 Issuer to (i) issue additional Class A Notes (as defined in the IPv4 Base Indenture) (provided that the Class A Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the IPv4 Base Indenture as previously in effect), (ii) dispose of IPv4 addresses owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to the greater of (x) 7.10 to 1.00 and (y) the Leverage Ratio as of the date of the most recent issuance of Additional Notes (as defined in the IPv4 Base Indenture) (after giving effect to the issuance of such Additional Notes) under the IPv4 Base Indenture as previously in effect) and (iii) substitute new IPv4 addresses (including Non-Contributed IP Addresses (as defined in the IPv4 Base Indenture)) to be owned by the IPv4 Issuer for the Contributed IP Addresses then owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio is not greater than 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the IPv4 Base Indenture as previously in effect), in each case, among other applicable requirements (collectively, the “Amendments”). Accordingly, on the New IPv4 Notes Closing Date, prior to the issuance of the New IPv4 Notes, the IPv4 Issuer entered into a second amendment to the IPv4 Base Indenture (the “Second Amendment”) with the IPv4 Trustee giving effect to the Amendments.

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

The Existing IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain IPv4 addresses, customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed to the IPv4 Issuer and are included as collateral for the Existing IPv4 Notes. While the Existing IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes on a monthly basis. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, events of default, mandatory prepayment or acceleration events occur. The legal final maturity date of the Existing IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the Existing IPv4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such Existing IPv4 Notes: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in May of 2029 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-ARD note spread of 3.400% applicable to such Existing IPv4 Notes.

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

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU leases noted above, at a discount. Interest on the remaining $265.0 million of 2027 Mirror Notes accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provides a guarantee of the 2027 Mirror Notes, but Holdings is not subject to the covenants under the 2027 Mirror Notes Indenture (as defined below).

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. Interest on the remaining $435.0 million of 2027 Notes accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provides a guarantee of the 2027 Notes, but Holdings is not subject to the covenants under the 2027 Notes Indenture.

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

As of September 30, 2026, under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”):

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of September 30, 2026, under the leverage ratio definitions under the 2032 Notes Indenture, (the definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the applicable reference period):

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

Unrestricted payments

As of September 30, 2026, a total of $289.5 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest Rate Swap Agreement

As of December 31, 2025, the Company was party to the Swap Agreement that had the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement was an independent agreement from the Company’s now extinguished 2026 Notes and remained outstanding until its maturity in February 2026. Under the Swap Agreement, the Company paid the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty paid the Company a semi-annual fixed 3.50% interest payment. The settlement payments were made each November and May.

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

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.7 million in excess of the amount accrued at September 30, 2026.

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

5.	Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Domestic	$(32,236)	$(53,004)	$(1,452)	$(189,224)
Foreign	(1,641)	409	(283)	(8,158)
Total	$(33,877)	$(52,595)	$(1,735)	$(197,382)

6.	Common stock buyback program:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2027. In the third quarter of 2025, the Company purchased 112,311 shares of its common stock for $5.2 million under its Buyback Program. In the nine months ended September 30, 2025, the Company purchased 341,818 shares of its common stock for $16.7 million under its Buyback Program. There were no purchases of common stock in the three or nine months ended September 30, 2026. As of September 30, 2026, there was $105.8 million available under the Buyback Program.

7.	Dividends on common stock:

The Company paid dividends of $1.3 million ($0.02 per share) and $49.1 million ($1.015 per share) in the three months ended September 30, 2026 and 2025, respectively. The Company paid dividends of $4.9 million ($0.06 per share) and $147.8 million ($3.03 per share) in the nine months ended September 30, 2026 and 2025, respectively.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer and Chairman, David Schaeffer. The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days’ written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023, the Company entered into a Second Amendment to the lease agreement with Germanium (the “Amendment”), which amended the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This included 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by the Company without penalty upon 60 days’ written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

As of late 2025, Mr. Schaeffer no longer exercises day-to-day control over the properties that are the subject of Office Lease and Network Operations Lease. The terms of the Office Lease and Network Operations Lease remain unchanged.

The Company paid $0.5 million and $0.9 million in the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $2.4 million in the nine months ended September 30, 2026 and 2025, respectively, for rent and related costs (including taxes and utilities) for these leases.

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

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended September 30, 2026
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$103,795	$71,660	$15,534	$703	$191,692
Europe	24,987	4,033	370	28	29,418
South America	2,713	124	—	5	2,842
Oceania	6,251	763	79	4	7,097
Africa	141	13	—	—	154
Total	$137,887	$76,593	$15,983	$740	$231,203

Three Months Ended September 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$101,746	$89,227	$9,934	$1,321	$202,228
Europe	25,904	4,773	233	55	30,965
South America	2,158	148	—	5	2,311
Oceania	5,331	937	12	11	6,291
Africa	128	26	—	—	154
Total	$135,267	$95,111	$10,179	$1,392	$241,949

Nine Months Ended September 30, 2026
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$304,717	$234,345	$43,273	$2,474	$584,809
Europe	77,551	12,824	970	105	91,450
South America	7,657	408	—	16	8,081
Oceania	18,436	2,493	155	17	21,101
Africa	463	44	—	—	507
Total	$408,824	$250,114	$44,398	$2,612	$705,948

Nine Months Ended September 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$300,927	$286,086	$25,641	$6,866	$619,520
Europe	74,847	14,822	680	161	90,510
South America	5,810	563	—	22	6,395
Oceania	15,273	3,011	35	54	18,373
Africa	368	76	—	—	444
Total	$397,225	$304,558	$26,356	$7,103	$735,242

	September 30,	December 31,
	2026	2025
Long-lived assets, net
North America	$1,427,089	$1,523,789
Europe and other	198,929	197,285
Total	$1,626,018	$1,721,074

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

Our acquisition of Sprint Communications, now called Cogent Fiber LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; government policies worldwide; in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; our inability to obtain the equipment necessary for our expansion plans and customer requirements; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due including our ability to repay or refinance our 2027 unsecured notes due in June 2027 and outcomes in litigation, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q.

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid us $16.7 million during the three months ended September 30, 2026 and $75.0 million during the nine months ended September 30, 2026. The $8.3 million payment scheduled for July 2026 was paid on June 30, 2026. Under the IP Transit Services Agreement, TMUSA paid us $25.0 million during the three months ended September 30, 2025 and $75.0 million during the nine months ended September 30, 2025.

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

Low Cost of Operation. We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and increased capabilities and greater efficiency in the technology used to provide services. Faced with the backdrop of continued price deflation in our industry, we have made a series of discrete choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity, excluding capital expenditures for the repurposing of acquired Cogent Fiber Business assets, as measured by our capital expenditures per total revenues.

Important components of our low-cost operating strategy include:

●One IP Network Protocol. Upon our founding, we selected Ethernet protocol to operate our network that provides Internet-based services (our “IP Network”). We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols, and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●Our IP Network. We have acquired a large portfolio of dark fiber leases from over 330 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●Optical Wave Network. Acquiring the Sprint Network has also allowed us to construct a wavelength network predominantly using the fiber that is owned by Cogent Fiber and leased to our operating subsidiary, Cogent Communications, LLC under a long-term IRU. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of September 30, 2026, we offered this service in 1,151 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, virtual private network (“VPN”) connection to cloud providers services and our decision to continue to support MPLS based VPN services, as well as VPLS VPN’s for our acquired former Sprint customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●Scalable Network Equipment and Hub Configurations. We continue the process of optimizing our IP network and optical wave network for historical IP-based Internet services and optical wave (optical transport services), respectively. This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our networks. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions in each network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our networks. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

●Greater Control and Superior Delivery. Our on-net service, whether provisioned on our IP Network or our optical wave network, does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers their entire network connection, including the “last mile” and the in-building fiber optic connections to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors. We are able to install our optical wave services, on average, in thirty business days or less, which we believe provides a competitive advantage.
●High-Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our IP Network is optimized for packet routed traffic. Its design increases the speed and throughput of our IP Network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our IP Network is more reliable and carries traffic at lower cost than networks providing similar services that were originally built as overlays to traditional circuit-switched, or TDM networks. With respect to our optical wave services, we believe that our optical wave network offers advantages over other optical networks through its location along railroad rights of way and burial deeper than industry norms. We believe these two factors result in fewer cable cuts, and, as a result, fewer service interruptions and a more reliable product offering.
●Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability.

Our IP Network is connected to a total of 3,665 buildings that are located in 309 metropolitan markets globally. These buildings include:

●	1,867 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,820 CNDCs located in 1,626 buildings;
●	87 of our own AC powered Cogent data centers; and
●	85 of our smaller DC powered Cogent edge data centers.

Our MTOBs are located in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network.

Our optical wave network is connected to 1,151 wave enabled locations located in 156 metropolitan markets in the United States, Canada and Mexico. All of our wavelength services are on-net as they originate and terminate on our optical wave network. Our Cogent data centers, including our Cogent Edge data centers, are directly connected to our network and operate across the United States and in Europe, and comprise 1.5 million square feet of floor space, and 150 MW of power.

We believe that these network points of presence strategically position our networks to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

●Balanced, High-Traffic IP Network. Since its inception, our IP Network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	7,531 access networks, as well as numerous large and small content providers;
●	65,649 net-centric customer connections,
●	40,832 corporate customer connections, and
●	8,197 enterprise customer connections.

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

●Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our IP Network and, later, our optical wave network, led the integration of network assets we acquired through 14 significant acquisitions and managed the expansion and growth of our business. A number of the members of senior management who joined us as part of our acquisition of the Cogent Fiber Business have similar experience and tenure in both the telecommunications industry and at the Cogent Fiber Business. We believe that our management team has and will continue to successfully manage the integration of the Cogent Fiber Business into our current operations.

Our Strategy

We intend to remain a leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

●Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our IP Network through MTOBs or connected to our IP Network or our optical wave network through one of our on-net CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We sell a small amount of optical wave services to our corporate customers. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to other corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated Internet access across their locations.
●Expand our Profitable Business with Enterprise Customers. In conjunction with our acquisition of the Cogent Fiber Business, we acquired a number of larger enterprise customers. We have continued to provide our core services to these enterprise customers and elected to provide MPLS based VPN as well as VPLS services, a new service for these customers, but continue to terminate unprofitable services to these customers at the end of their current term. We have also elected to terminate certain unprofitable customer locations and, in limited circumstances, ceased providing services in certain countries where we could not do so economically.

●Increase our Share of the Net-Centric IP Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity IP Network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services.

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
●Increase our Share of the Optical Wavelength Market. We offer 10 Gbps, 100 Gbps and 400 Gbps optical wavelength and optical transport services to our net-centric customers who require these high-bandwidth dedicated point-to-point services. We intend to become one of the leading providers of optical wavelength services in North America. Building upon the foundation provided by the assets of the Cogent Fiber Business, we have created, and continue to expand, our optical wave network to provide optical wavelength services to hyper-scalers and other net-centric customers who require optical wave services.

We believe that we offer our customers the following:

●	Diverse routes – Our optical wave network is located along rights of way that are largely unique. As such, we offer route diversity and geographic redundancy to our customers.
●	Ubiquitous Footprint – We offer optical wavelength services in 1,151 locations in North America directly connected to our optical wave network. This broad footprint allows us to meet customers in locations of their choosing and to provide fully on-net optical wave services to them in these locations.
●	Rapid Installation – We are typically able to install our optical wave services in less than 30 business days, far below the current industry norm. We believe that over time the percentage of our optical wave services that are installed in 30 business days or less will continue to grow.
●	High Reliability – We believe our optical wave network suffers a lower frequency of interruptions and fiber cuts. The fiber in our optical wave network is largely buried along railroad lines, making it less susceptible to inadvertent cuts, and is buried deeper than newer networks with stronger sheathing, mitigating some of the damage caused by inadvertent cuts. We believe a lower frequency of fiber cuts results in more reliable service for the customer.
●	Competitive Pricing – We have historically been a price leader in the markets in which we provide service. We intend to continue that position in the market for optical wavelengths and offer highly competitive pricing to our customers.

●Pursue On-net Customer Growth to Corporate and Net-Centric Customers. Our high- capacity networks provide us with the ability to add a significant number of customers to either network, depending on the service offering, with minimal direct incremental costs. We intend to increase usage of our networks and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets connecting more MTOBs and CNDCs to our IP Network and connecting more CNDCs to our optical wave network. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our networks connect directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.
●Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, considering adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We also intend to leverage the skills and relationships of our sales force to sell our expanded service offerings, in particular, optical wavelength and optical transport services. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity. In addition, when consistent with their job description and responsibilities, we require all of our employees to work in the office on a full-time basis, thereby providing additional opportunities for management coaching and oversight in order to increase productivity.
●Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 830 national and international carriers providing us last mile network access to over 15 million commercial buildings that are lit by fiber optic cable in the countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and private network services and enhance our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.
●Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our service offerings to include optical wavelength and optical transport services over our optical wave network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of September 30, 2026, we offered wavelength services in 1,151 wave-enabled locations in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●Expand our Data Center Footprint. In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, converting many locations from DC power to AC power, and upgrading or installing new HVAC systems, uninterruptible power supplies, backup generators and fire suppression systems as well as other structural changes. By September 30, 2026, we had converted the former Sprint facilities into 43 Cogent data centers and 84 Cogent edge data centers, net of sold or unlit locations. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.
●Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. Our IPv4 Issuer is our primary lessor of IPv4 address space with the remainder leased by our other operating subsidiaries. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses. As of September 30, 2026, we were leasing 15.3 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

●Monetize Acquired Data Center Facilities. On June 29, 2026, we completed the sale of ten owned data center buildings and the associated land (the “Ten Data Centers”) for a gross sales price of $225.0 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber Business. The net proceeds from the sale were $224.2 million and the net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million.

We are actively marketing the sale or lease of the remaining 14 of the 24 data center facilities originally acquired in the Transaction that we identified to be sold.

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

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

	Three Months Ended
	September 30,		Percent
	2026	2025	Change

	(in thousands)
Service revenue	$231,203	$241,949	(4.4)%
Network operations expenses (1)	121,370	131,677	(7.8)%
Selling, general, and administrative (“SG&A”) expenses (2)	68,812	70,423	(2.3)%
Depreciation and amortization expenses	53,150	60,429	(12.0)%
Interest income – IP Transit Services Agreement	2,305	3,904	(42.4)%
Gains on debt extinguishments – 2032 Notes & 2027 Notes	11,336	—	NM
Interest expense, including change in valuation of interest rate swap agreement	42,108	43,369	(2.9)%
Income tax benefit	4,111	11,051	(62.8)%
(1)	Includes non-cash equity-based compensation expenses of $330 and $570 in the three months ended September 30, 2026 and 2025, respectively.
(2)	Includes non-cash equity-based compensation expenses of $7,545 and $8,362 in the three months ended September 30, 2026 and 2025, respectively.

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

Our service revenue decreased by 4.4% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The decrease was primarily driven by cancellations of low margin and non-core customers we acquired with the Cogent Fiber Business, partially offset by the growth in customers from expanding our network, increasing our wavelength service revenue, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Exchange rates negatively impacted our service revenue from the three months ended September 30, 2025 to the three months ended September 30, 2026 by $0.5 million.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $0.3 million from the three months ended September 30, 2025 to the three months ended September 30, 2026.

	Three Months Ended
	September 30,		Percent
	2026	2025	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$97,093	$105,201	(7.7)%
Net-centric	107,161	100,288	6.9%
Enterprise	26,948	36,460	(26.1)%

Customer Connections by Customer Type - end of period
Corporate	40,832	43,391	(5.9)%
Net-centric	65,649	63,875	2.8%
Enterprise	8,197	11,013	(25.6)%

Revenue – by Network Connection Type – (thousands)
On-net	$137,887	$135,267	1.9%
Off-net	76,593	95,111	(19.5)%
Wavelength	15,983	10,179	57.0%
Non-core	740	1,392	(46.8)%

Customer Connections – by Network Connection Type - end of period
On-net	87,326	87,767	(0.5)%
Off-net	22,453	25,518	(12.0)%
Wavelength	2,722	1,750	55.5%
Non-core	2,177	3,244	(32.9)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$524	$515	1.8%
ARPU off-net	1,123	1,225	(8.4)%
ARPU wavelength	2,062	2,108	(2.2)%
Average Price per Megabit installed base	0.10	0.16	(33.1)%

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

Revenues from our corporate, net-centric and enterprise customers represented 42.0%, 46.3% and 11.7% of total service revenue, respectively, for the three months ended September 30, 2026 and represented 43.5%, 41.5% and 15.1% of total service revenue, respectively, for the three months ended September 30, 2025.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times compared to our competitors. Many companies have adopted a flexible work schedule permitting employees to fully or partially work from home. While these trends have adversely impacted overall occupancy rates, the impact of these vacancies has been partially offset by our corporate customers who are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. If and when companies discontinue flexible and remote work policies, they may return to the buildings in which we operate, and we believe it will present an opportunity for increased sales.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business. Our net-centric customers purchase our IP services on a price per megabit basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 33.1% from the three months ended September 30, 2025 to the three months ended September 30, 2026. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 59.7%, 33.1%, 6.9% and 0.3% of total service revenue, respectively, for the three months ended September 30, 2026 and represented 55.9%, 39.3%, 4.2% and 0.6% of total service revenue, respectively, for the three months ended September 30, 2025.

Our on-net revenues increased from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily from an increase in revenues from our legacy Cogent customers. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, only 6.3% represented on-net revenue.

Our off-net revenues decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026 primarily from cancellations of low-margin off-net customers that we acquired with the Cogent Fiber Business. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, 81.7% represented off-net revenue.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $16.0 million for the three months ended September 30, 2026 and $10.2 million for the three months ended September 30, 2025.

Our non-core revenues decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, we classified 11.9% as non-core revenue.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The 7.8% decrease in network operations expense was primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 2.3% from the three months ended September 30, 2025 to the three months ended September 30, 2026. Our decrease in SG&A operations expense was primarily attributable to a decrease in compensation and benefits related costs from a reduction in headcount. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 12.0%. The decrease was primarily due to assets acquired with the Cogent Fiber Business becoming fully depreciated, in particular acquired network equipment assets and assets sold with the sale of the Ten Data Centers, more than offsetting the increase in our deployed fixed assets.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $2.3 million for the three months ended September 30, 2026 and $3.9 million for the three months ended September 30, 2025.

Gains on Debt Extinguishments – 2032 Notes and 2027 Notes. In the three months ended September 30, 2026, we paid $106.7 million to repurchase $118.4 million of our 2032 Notes at an average price of $90.071. In connection with these purchases, we recognized a gain of $11.3 million in the three months ended September 30, 2026. In the three months ended September 30, 2026, we paid $49.6 million to repurchase $15.0 million of our 2027 Notes and $35.0 million of our 2027 Mirror Notes at an average price of $99.250. In connection with these purchases, we recognized a gain of $0.1 million in the three months ended September 30, 2026.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$600.0 million 2032 Notes, (reduced to $461.2 million as of September 30, 2026), issued on June 17, 2025 in connection with the extinguishment of our Former 2026 Notes;
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”);

●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”), reduced to $265.0 million as of September 30, 2026;
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”), reduced to $435.0 million as of September 30, 2026;
●	Our interest rate swap agreement until it expired in February 2026; and
●	Our finance lease obligations.

Our interest expense decreased by 2.4% from the three months ended September 30, 2025 to the three months ended September 30, 2026. Our interest expense decreased primarily due to the reduction in outstanding principal on our 2032 Notes, 2027 Notes and 2027 Mirror Notes from our note repurchases.

Income Tax Benefit. Our income tax benefit was $4.1 million for the three months ended September 30, 2026 and $11.1 million for the three months ended September 30, 2025. The change was primarily related to projected operating results related to the Cogent Fiber Business acquisition, the reversal of deferred tax liabilities acquired with the Cogent Fiber Business and the impact of the gain on the sale of the Ten Data Centers.

Buildings On-net. As of September 30, 2026 and 2025, we had a total of 3,665 and 3,537 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

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

	Nine Months Ended
	September 30,		Percent
	2026	2025	Change

	(in thousands)
Service revenue	$705,948	$735,242	(4.0)%
Network operations expenses (1)	375,606	406,608	(7.6)%
Selling, general, and administrative (“SG&A”) expenses (2)	213,243	209,209	1.9%
Depreciation and amortization expenses	160,158	211,756	(24.4)%
Interest income – IP Transit Services Agreement	8,019	12,888	(37.8)%
Gains on sale of data center, other assets and lease terminations	134,888	2,452	NM
Gains on debt extinguishments – 2032 Notes and 2027 Notes	12,914	—	NM
Loss on debt extinguishment and redemption – 2026 Notes	—	5,606	NM
Interest expense, including change in valuation of interest rate swap agreement	129,748	117,317	10.6%
Income tax (provision) benefit	(937)	45,989	NM %
(1)	Includes non-cash equity-based compensation expenses of $746 and $1,566 in the nine months ended September 30, 2026 and 2025, respectively.
(2)	Includes non-cash equity-based compensation expenses of $22,334 and $20,043 in the nine months ended September 30, 2026 and 2025, respectively.

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

Our service revenue decreased by 4.0% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The decrease was primarily driven by the cancellation of low margin and non-core customers we acquired with the Cogent Fiber Business, partially offset by the growth in customers from expanding our network, increasing our wavelength service revenue, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Exchange rates positively impacted our service revenue from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 by $3.7 million

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $2.1 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026.

	Nine months Ended
	September 30,		Percent
	2026	2025	Change

Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$296,759	$324,933	(8.7)%
Net-centric	320,350	290,211	10.4%
Enterprise	88,839	120,098	(26.0)%

Customer Connections by Customer Type - end of period
Corporate	40,832	43,391	(5.9)%
Net-centric	65,649	63,875	2.8%
Enterprise	8,197	11,013	(25.6)%

Revenue – by Network Connection Type – (thousands)
On-net	$408,824	$397,255	2.9%
Off-net	250,114	304,558	(17.9)%
Wavelength	44,398	26,356	68.5%
Non-core	2,612	7,103	(63.2)%

Customer Connections – by Network Connection Type - end of period
On-net	87,326	87,767	(0.5)%
Off-net	22,453	25,518	(12.0)%
Wavelength	2,722	1,750	55.5%
Non-core	2,177	3,244	(32.9)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$518	$504	2.9%
ARPU off-net	1,180	1,242	(5.0)%
ARPU wavelength	2,061	2,042	0.9%
Average Price per Megabit installed base	$0.11	$0.18	(34.6)%

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

Revenues from our corporate, net-centric and enterprise customers represented 42.0%, 45.4% and 12.6% of total service revenue, respectively, for the nine months ended September 30, 2026 and represented 44.2%, 39.5% and 16.3% of total service revenue, respectively, for the nine months ended September 30, 2025.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times compared to our competitors. Many companies have adopted a flexible work schedule permitting employees to fully or partially work from home. While these trends have adversely impacted overall occupancy rates, the impact of these vacancies has been partially offset by our corporate customers who are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. If and when companies discontinue flexible and remote work policies, they may return to the buildings in which we operate, and we believe it will present an opportunity for increased sales.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business. Our net-centric customers purchase our IP services on a price per megabit basis and purchase their optical wavelength services on a per connection basis priced by a combination of distance, connection size and contract term. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 34.6% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 57.9%, 35.4%, 6.3% and 0.4% of total service revenue, respectively, for the nine months ended September 30, 2026 and represented 54.0%, 41.4%, 3.6% and 1.0% of total service revenue, respectively, for the nine months ended September 30, 2025.

Our on-net revenues increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily from an increase in revenues from our legacy Cogent customers. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, only 6.3% was on-net revenue.

Our off-net revenues decreased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, 81.7% was off-net revenue.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $44.4 million for the nine months ended September 30, 2026 and $26.4 million for the nine months ended September 30, 2025.

Our non-core revenues decreased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell. Of the $39.5 million of monthly revenue we acquired with the Cogent Fiber Business acquisition, we classified 11.9% as non-core revenue.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The 7.6% decrease in network operations expense was primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 1.9% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Our increase in SG&A operations expense was primarily attributable to increases in the amortization of prepaid commissions costs, certain property related taxes and a $2.3 million increase in non-cash equity-based compensation expense. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 24.4%. The decrease was primarily due to assets acquired with the Cogent Fiber Business becoming fully depreciated, in particular acquired network equipment assets and assets sold with the sale of Ten Data Centers, more than offsetting the increase in our deployed fixed assets.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $8.0 million for the nine months ended September 30, 2026 and $12.9 million for the nine months ended September 30, 2025.

Gains on Sale of Data Center, Other Assets and Lease Terminations. On June 29, 2026, we completed the sale the Ten Data Centers for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber Business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million, included in the total gain of $134.9 million for the nine months ended September 30, 2026.

Gains on Debt Extinguishments – 2032 Notes and 2027 Notes. In the nine months ended September 30, 2026, we paid $125.4 million to repurchase $138.8 million of our 2032 Notes at an average price of $90.348. In connection with these purchases, we recognized a gain of $12.9 million in the nine months ended September 30, 2026. In the nine months ended September 30, 2026, we paid $49.6 million to repurchase $50.0 million of our 2027 Notes at an average price of $99.250. In connection with these purchases, we recognized a gain of $0.1 million in the nine months ended September 30, 2026.

Loss on Debt Extinguishment – Former 2026 Notes. On June 17, 2025 we issued $600.0 million aggregate principal amount of our 2032 Notes. Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our Former 2026 Notes. The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to satisfy and discharge our obligations under the Former 2026 Notes. The obligations under the Former 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest. As a result of the redemption of the Former 2026 Notes we incurred a loss on debt extinguishment of $5.6 million.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our:

●	$500.0 million of our Former 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025;
●	$600.0 million of our 2032 Notes, (reduced to $461.2 million as of September 30, 2026), issued on June 17, 2025 in connection with the extinguishment of $500.0 million of our Former 2026 Notes;
●	$174.4 million of our 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”);
●	$300.0 million of our 2027 Mirror Notes, reduced to $265.0 million as of September 30, 2026;
●	$450.0 million of our 2027 Notes, reduced to $435.0 million as of September 30, 2026;
●	Our interest rate swap agreement until it expired in February 2026; and
●	Our finance lease obligations.

Our interest expense increased by 10.6% from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Our interest expense increased primarily due to the April 2025 issuance of our New IPv4 Notes, the June 2025 issuance of our 2032 Notes issued for $100.0 million of additional principal amount and at a higher interest rate compared to our extinguished Former 2026 Notes and our final $4.1 million payment on our interest rate swap agreement in February 2026.

Income Tax (Provision) Benefit. Our income tax provision was $0.9 million for the nine months ended September 30, 2026. Our income tax benefit was $46.0 million for the nine months ended September 30, 2025. The change was primarily related to projected operating results related to the Cogent Fiber Business acquisition, the reversal of deferred tax liabilities acquired with the Cogent Fiber Business and the impact of the gain on the sale of the Ten Data Centers in the nine months ended September 30, 2026.

Buildings On-net. As of September 30, 2026 and 2025, we had a total of 3,665 and 3,537 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through September 30, 2026, we received monthly payments totaling $583.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

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

Our long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

●	Our remaining $435.0 million 2027 Notes mature in June 2027 and include annual interest payments of $30.5 million until maturity,
●	Our remaining $265.0 million 2027 Mirror Notes mature in June 2027 and include annual interest payments of $18.6 million until maturity,

●	Our 2027 Notes and our 2027 Mirror notes mature in June 2027 and, as a result, are considered current obligations as of September 30, 2026.
●	Our $206.0 million Existing IPv4 Notes effectively mature in May 2029 (i.e., additional interest will accrue if we do not pay the Existing IPv4 Notes in full on the monthly payment date in May 2029) and include annual interest payments of $16.3 million until such date (which amount increases if the Existing IPv4 Notes are not repaid prior to May 2029),
●	Our $174.4 million New IPv4 Notes effectively mature in April 2030 (i.e., additional interest will accrue if we do not pay the New IPv4 Notes in full on the monthly payment date in April 2030) and include annual interest payments of $11.6 million until such date (which amount increases if the New IPv4 Notes are not repaid prior to April 2030), and
●	Our remaining $461.2 million of our 2032 Notes mature in July 2032.
●	We have purchased $138.8 million of our original $600.0 million 2032 Notes below par at an average price of $90.348. This has reduced our annual interest payments on our 2032 Notes from $39.0 million to $30.0 million per year.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions and tariffs, the cash flow requirements of the Cogent Fiber Business, and the lingering impact of the COVID-19 pandemic our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we decreased our quarterly dividend to $0.02 per share of common stock for the dividend that was paid in the fourth quarter of 2025 through the third quarter of 2026. Beginning in the fourth quarter of 2026 we have suspended our dividend. Any future determination regarding dividends, including a decision to increase our quarterly dividend, will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Addressing the 2027 Notes and 2027 Mirror Notes Maturity

We expect to address our 2027 Notes and 2027 Mirror Notes, subject to market conditions and other factors, and are working with advisors and potential financing sources to address the upcoming maturity.

Cash, cash equivalents and restricted cash

As of September 30, 2026, we had cash, cash equivalents and restricted cash of $181.3 million. Restricted cash as of September 30, 2026 was $14.4 million. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which $72.6 million was restricted. This restricted cash becomes available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture). During the nine months ended September 30, 2026 and the year ended December 31, 2025, the restriction on $38.1 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture.

Gains on debt extinguishment – 2032 Notes

In the nine months ended September 30, 2026, we paid $126.2 million to repurchase $138.8 million of our 2032 Notes at an average price of $90.348. In connection with these purchases, we recognized a gain of $12.9 million in the nine months ended September 30, 2026.

Gains on debt extinguishment – 2027 Notes

In the three months ended September 30, 2026, we paid $14.9 million to repurchase $15.0 million par value of our 2027 Notes for an average price of $99.25, and we paid $34.8 million to purchase $35.0 million par value of our 2027 Mirror Notes at an average price of $99.25. In connection with these purchases, we recognized a gain of $0.1 million in the three months ended September 30, 2026.

Supplemental Indenture – 2032 Notes

In the second quarter of 2026, we began to solicit consents from the holders of our 2032 Notes to implement revisions to our 2032 Notes indenture (the “Supplemental Indenture”). In order to be effective, approval of a majority of the holders of the outstanding par value of our 2032 Notes was required. In June 2026, we obtained the approval from a majority of the holders of our 2032 Notes who executed the Supplemental Indenture. We paid a 12.5 basis point fee, totaling $0.5 million to the holders who executed the Supplemental Indenture.

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

In June 2026, we sold the Ten Data Centers for net proceeds of $224.2 million. The Data Center Proceeds, as determined on an after-tax basis to the seller, from the sale of the Ten Data Centers were approximately $168.0 million.

●	As a result, $168.0 million of the Data Center Proceeds were considered restricted cash under the Supplemental Indenture and the remaining $57.0 million was available for general corporate purposes.
●	We paid $106.6 million to purchase $138.8 million par value of our 2032 Notes, paid $14.9 million to purchase $15.0 million par value of our 2027 Notes and paid $34.7 million to purchase $35.0 million par value of our 2027 Mirror Notes in the nine months ended September 30, 2026. As a result, we satisfied the Debt Repurchases requirement related to the sale of the Ten Data Centers under the Supplemental Indenture, and fully released the restricted cash.

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

Cash Flows

The following table sets forth our consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$21,812	$(4,587)
Net cash provided by (used in) investing activities	178,080	(75,538)
Net cash (used in) provided by financing activities	(210,035)	73,737
Effect of exchange rates changes on cash	(13,674)	4,766
Net decrease in cash and cash equivalents and restricted cash	$(23,817)	$(1,622)

Net Cash Provided by (Used in) Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Interest payments on our note obligations were $87.5 million and $55.0 million for the nine months ended September 30, 2026 and 2025, respectively. Interest payments on our note obligations for the nine months ended September 30, 2026 included our initial $21.0 million interest payment on our 2032 Notes.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $121.1 million and $150.5 million for the nine months ended September 30, 2026 and 2025, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network. The reduction in purchases of property and equipment from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily due to the completion of the conversion of the acquired data centers.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the nine months ended September 30, 2026 and 2027 we were paid $75.0 million under the IP Transit Services Agreement.

On June 29, 2026, we completed the sale of the Ten Data Centers for net proceeds of $224.2 million, paid in cash in full at closing. The Ten Data Centers were acquired on May 1, 2023 in connection with our acquisition of the Cogent Fiber Business. The net book value of the Ten Data Centers was $93.4 million on the closing date, resulting in a gain of $130.7 million included in the total gain on asset sales of $134.9 million for the nine months ended September 30, 2026.

Net Cash (Used in) Provided by Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock, redemptions of our debt obligations and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the nine months ended September 30, 2026 and 2025 we paid $4.9 million and $147.8 million for our quarterly dividend payments, respectively. In the fourth quarter of 2025, we reduced our quarterly dividend payment to $0.02 per share. Purchases of our common stock under our stock buyback program were $16.7 million for the nine months ended September 30, 2025. There were no purchases of our common stock in the nine months ended September 30, 2026. Principal payments under our finance lease obligations were $30.1 million and $25.3 million for the nine months ended September 30, 2026 and 2025, respectively. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business associated with providing wave services and adding buildings to our network.

We paid $125.4 million to purchase $138.8 million par value of our 2032 Notes, paid $14.9 million to purchase $15.0 million par value of our 2027 Notes and paid $34.7 million to purchase $35.0 million par value of our 2027 Mirror Notes in the nine months ended September 30, 2026.

We completed a series of debt issuances in the nine months ended September 30, 2025.

On April 11, 2025 we issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The net proceeds of the New IPv4 Notes, after offering expenses were $170.5 million, of which $72.6 million was restricted cash. Certain of the restricted cash net proceeds becomes available to us based upon improvements in our monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture). During the nine months ended September 30, 2026 and the year ended December 31, 2025, the restriction on $14.2 million and $26.9 million, respectively, of restricted cash was released primarily due to an improvement in our monthly leverage and debt service coverage ratios under the IPv4 Notes Indenture.

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

Cash Position and Indebtedness

At September 30, 2026, our total indebtedness, at par, was $2.2 billion, and our total cash, cash equivalents and restricted cash ($14.4 million) was $181.3 million. Our total indebtedness at September 30, 2026 includes $622.1 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2032 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and nine months ended September 30, 2026 is detailed below (in thousands):

As of September 30, 2026
(Unaudited)
Cash and cash equivalents	$15,121
Restricted cash	14,440
Accounts receivable, net	7,347
Other current assets	14,018
Total current assets	50,926
Property and equipment, net	95,340
Right-of-use leased assets	45,923
Intangible assets, net	17,992
Deposits and other assets	7,457
Due from T-Mobile - Purchase Agreement	25,509
Total assets	$243,147

Accounts payable	$3,496
Accrued and other liabilities	41,737
Operating lease liabilities, current maturities	41,441
Total current liabilities	86,674
Operating lease liabilities	165,306
Due to Cogent Communications LLC	43,307
Senior secured IPv4 Notes	373,142
Deferred income tax liabilities	428,977
Other long-term liabilities	18,742
Total liabilities	1,116,148
Total stockholders’ deficit	(873,001)
Total liabilities and stockholders’ deficit	$243,147

Three Months Ended
September 30, 2026
(Unaudited)
Service revenue	$14,882
Operating expenses:
Network operations	19,214
Selling, general, and administrative	15,877
Equity-based compensation expense	8,568
Depreciation and amortization	9,590
Total operating expenses	53,249
Operating loss	(38,367)
Interest expense	(7,529)
Interest income - Purchase Agreement	476
Interest income and other, net	1,342
Net loss	$(44,078)

Nine Months Ended
September 30, 2026
(Unaudited)
Service revenue	$44,396
Operating expenses:
Network operations	61,817
Selling, general, and administrative	53,433
Equity-based compensation expense	25,239
Depreciation and amortization	31,106
Total operating expenses	171,595
Gains on sale of data center and other assets	131,946
Operating income	4,747
Interest expense	(22,546)
Interest income - Purchase Agreement	1,401
Interest income and other, net	2,644
Net loss	$(13,754)

Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three or nine months ended September 30, 2026. In the nine months ended September 30, 2025, the Company purchased 341,818 shares of its common stock for $16.7 million under its Buyback Program. As of September 30, 2026, there was a total of $105.8 million available under the Buyback Program that is authorized to continue through December 31, 2027.

Dividends on Common Stock and Return of Capital Program

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

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities and cash from the IP Transit Services Agreement will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next 12 months and beyond the next 12 months if we execute our business plan, which includes addressing the maturity of our 2027 Notes and our 2027 Mirror Notes.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. Our 2027 Notes and our 2027 Mirror Notes will mature in June 2027. Subject to market conditions and other factors, we expect to address the 2027 Notes and 2027 Mirror Notes, which we expect will require us to issue additional indebtedness, and are working with advisors and potential financing sources to address the upcoming maturity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Estimates

Management believes that as of September 30, 2026, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2026, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1A.RISK FACTORS

Management believes that as of September 30, 2026, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2027. As of September 30, 2026, $105.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock in the three or nine months ended September 30, 2026.

ITEM 5.OTHER INFORMATION

On September 16, 2026, John Chang, the Company’s Vice President and Chief Legal Officer, adopted a 10b5-1 trading plan for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Chang’s Rule 10b5-1 Trading Plan provides for the sale of up to 65,645 shares pursuant to the terms of the plan subject to certain conditions. This trading plan is effective through December 31, 2027.

ITEM 6.EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 5, 2026	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer